Form 10-Q
period 1996-03-31
NATIONAL SURGERY CENTERS INC \DE\
filed 1996-05-14
CIK 1000756

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period ended March 31, 1996 or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
         ________

Commission File Number:  0-27162

                         NATIONAL SURGERY CENTERS, INC.

             Delaware                                     36-3549627
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)

35 East Wacker Drive, Suite 2800, Chicago, Illinois        60601
     (Address of principal executive offices)            (Zip Code)


                                 (312) 553-4200
               Registrants telephone number, including area code


________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    [x] Yes          [ ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $.01: 4,973,243 shares outstanding at May 9, 1996 Non-Voting common stock, par value $.01: 654,313 shares outstanding at May 9, 1996

                         NATIONAL SURGERY CENTERS, INC.

                                   FORM 10-Q

                                     INDEX


PART I          FINANCIAL INFORMATION                                                            PAGE
                ---------------------                                                            ----

Item 1.         Financial Statements

                Consolidated Balance Sheets as of March 31, 1996 and
                December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

                Consolidated Statements of Income for the Three
                Month Periods Ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . .  4

                Consolidated Statements of Cash Flows for the
                Three Month Periods Ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . .  5

                Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . .  6

Item 2.         Management's Discussion and Analysis of the Consolidated
                Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . .  7


PART II         OTHER INFORMATION
                -----------------

Item 1.         Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  None

Item 2.         Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  None

Item 3.         Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . .  None

Item 4.         Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . .  None

Item 5.         Other Information          . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

Item 6.         Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .  9

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10


CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)

                                                                                   March 31,       December 31,
                                                                                     1996             1995
                                                                                 ------------     --------------
ASSETS
Current assets:
  Cash and cash equivalents                                                      $    13,360      $    14,653
  Short-term investments                                                               5,150            8,190
  Accounts receivable (less allowance for uncollectible accounts
    of $1,645 and $1,167)                                                             10,732            8,764
  Inventories                                                                          2,253            2,154
  Prepaid expenses                                                                       883              581
  Other current assets                                                                   438              259
                                                                                 -----------      -----------
                                                                                      32,816           34,601
                                                                                 -----------      -----------
Property and equipment                                                                38,867           32,310
  Less accumulated depreciation and amortization                                      (7,635)          (6,758)
                                                                                 -----------      -----------
                                                                                      31,232           25,552
                                                                                 -----------      -----------
Other assets:
  Excess of purchase price over net assets acquired (less accumulated
    amortization of $1,434 and $1,295)                                                19,489           16,446
  Deferred income taxes                                                                4,144            4,425
  Deferred development costs (less accumulated amortization
    of $675 and $591)                                                                    563              180
  Other long-term assets                                                               1,737            1,083
                                                                                  ----------       ----------
                                                                                      25,933           22,134
                                                                                  ----------       ----------
                                                                                 $    89,981      $    82,287
                                                                                  ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt                                         $     7,714      $     7,069
  Accounts payable and accrued expenses                                                5,662            5,387
                                                                                  ----------       ----------
                                                                                      13,376           12,456
                                                                                  ----------       ----------
Long-term debt, less current installments:
  Long-term debt                                                                      15,860           11,028
  Convertible notes                                                                    5,977            5,977
                                                                                  ----------       ----------
                                                                                      21,837           17,005
                                                                                  ----------       ----------
Other long-term liabilities                                                              437              449
Minority interests                                                                     4,788            4,185
Shareholders equity:
  Preferred stock, $.01 par value; authorized 10,000,000 shares; no
    shares issued and outstanding                                                        ---              ---
  Non-voting common stock, $.01 par value; authorized 10,000,000
    shares; issued and outstanding 654,313 shares in 1996 and 1995                         6                6
  Common stock, $.01 par value; authorized 20,000,000 shares;
    issued and outstanding 4,971,418 shares in 1996 and 4,971,118
    shares in 1995                                                                        50               50
  Additional paid-in-capital                                                          87,710           87,814
  Accumulated deficit                                                                (38,223)         (39,678)
                                                                                  ----------       ----------
                                                                                      49,543           48,192
                                                                                  ----------       ----------
                                                                                 $    89,981      $    82,287
                                                                                  ==========       ==========



         See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                 ----------------------------
                                                                                     1996            1995
                                                                                 -----------      -----------
Net revenue                                                                      $    16,159      $    11,979
Costs and expenses:
  Operating expenses                                                                  11,047            8,391
  General and administrative expenses                                                    724              555
  Depreciation and amortization expense                                                1,136              819
                                                                                  ----------       ----------
    Total costs and expenses                                                          12,907            9,765
                                                                                  ----------       ----------
Operating income                                                                       3,252            2,214
Other (income) and expenses:
  Interest expense                                                                       592            1,088
  Interest income                                                                       (134)             (41)
  Minority interests                                                                     591              276
  Other, net                                                                            (161)              43
                                                                                  ----------       ----------
    Total other expenses                                                                 888            1,366
                                                                                  ----------       ----------
Income before income taxes                                                             2,364              848
Provision for income taxes                                                               909              338
                                                                                  ----------       ----------
Net income                                                                       $     1,455      $       510
                                                                                  ==========       ==========
Net income per common share:
  Primary                                                                        $      0.24      $      0.16
  Fully diluted                                                                  $      0.24      $      0.16

Weighted average number of common and
  common equivalent shares outstanding:
  Primary                                                                              6,001            3,282
  Fully diluted                                                                        6,376            3,282





          See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                 ----------------------------
                                                                                     1996             1995
                                                                                 -----------      -----------
Operating activities:
  Net income                                                                     $     1,455      $       510
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization expense                                            1,136              819
      Minority interests                                                                 591              276
      Distribution to minority interests                                                (346)            (285)
      Deferred income taxes                                                              269              191
  Change in assets and liabilities, net of entities acquired:
    Accounts receivable                                                                 (767)             121
    Inventories                                                                           70               35
    Prepaid expenses                                                                      18             (159)
    Other current assets                                                                 286               44
    Other long-term assets                                                              (347)            (167)
    Accounts payable and accrued expenses                                             (1,249)             485
    Other long-term liabilities and other                                               (114)              63
                                                                                  ----------       ----------
      Net cash provided by operating activities                                        1,002            1,933
                                                                                  ----------       ----------
Investing activities:
  Payments for entities acquired, net of cash acquired                                (3,653)            (215)
  Purchases of property and equipment                                                 (1,101)            (686)
  Proceeds from sale of short-term investments                                         3,040              ---
  Proceeds from sale of property and equipment                                           ---               21
  Proceeds from sale of partnership interests                                            110              ---
                                                                                  ----------       ----------
      Net cash used in investing activities                                           (1,604)            (880)
                                                                                  ----------       ----------
Financing activities:
  Payments on long-term debt                                                            (587)            (259)
  Issuance costs of common stock                                                        (108)             ---
  Proceeds from issuance of warrants and options                                           4              ---
                                                                                  ----------       ----------
      Net cash used in financing activities                                             (691)            (259)
                                                                                  ----------       ----------
Net increase (decrease) in cash and cash equivalents                                  (1,293)             794
Cash and cash equivalents at beginning of period                                      14,653            4,478
                                                                                  ----------       ----------
Cash and cash equivalents at end of period                                       $    13,360      $     5,272
                                                                                  ==========       ==========
NON-CASH TRANSACTIONS:
  Long-term debt issued in acquisitions and contingent payments                  $       240      $       300
  Liabilities assumed in acquisitions                                                  7,969              ---
  Capital lease obligations                                                               67              362

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                  $       530      $       323
  Income taxes paid                                                                      875               74





          See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY ACCOUNTING POLICIES

  The Company - National Surgery Centers, Inc. and subsidiaries (collectively the "Company") acquires, develops and manages ambulatory surgery centers. Many of the Company's surgery centers are operated in partnership with physicians and other health care providers.

  The accompanying unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) have been made which are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. The interim statements presented herein do not include all disclosures normally provided in annual financial statements.

  Principles of Consolidation - The consolidated financial statements include all accounts of the Company and its wholly-owned subsidiaries and majority owned partnerships. All significant intercompany balances and transactions have been eliminated in consolidation.

  Common Share Data - Primary income per common and common equivalent share and income per common and common equivalent share assuming full dilution are computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to outstanding options and warrants to purchase common stock. Certain convertible debt is dilutive and, therefore, is included in the fully diluted weighted average number of shares outstanding for the period ending March 31, 1996.

  Stock Exchange - Effective September 14, 1995, the Company's Board of Directors authorized a 1-for-3 stock exchange in conjunction with the Company's merger and reincorporation in Delaware. The merger included changing the Company's common stock par value from no par value to $.01 par value per share and authorized 10,000,000 shares of preferred stock, $.01 par value per share, with no specific terms. Accordingly, all references in these financial statements to average number of shares outstanding and per share amounts have been restated to reflect this stock exchange.

NOTE 2 - ACQUISITIONS

  Purchases - During January and February, 1996, the Company acquired one surgery center and one company which operated single specialty endoscopy centers. The aggregate purchase price was $3.5 million in cash and of this purchase price, $3.1 million was recorded as goodwill. Also, during August and October, 1995, the Company acquired two surgery centers. The following unaudited results of operations give effect to the operations of the entities acquired in the first quarter of 1996 and during 1995 as if these respective transactions had occurred as of the first day of the first quarter of 1995.
The pro forma results of operations do not purport to represent what the Company's results would have been had such transactions in fact occurred at the beginning of the periods presented or to project the Company's results of operations in any future period.

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                        --------------------------------
                                                                                              1996             1995
                                                                                        ----------------  --------------
                                                                                           (in thousands, except per
                                                                                                  share amounts)

Net revenue                                                                               $      17,053    $      14,293
Net income                                                                                        1,353              550
Income per common share:
   Primary                                                                                $        0.22    $        0.17
   Fully diluted                                                                                   0.22             0.17

   The above pro forma operating results include adjustments to conform accounting policies and excludes general and administrative expenses of the single specialty endoscopy company.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

   The Company's growth has resulted primarily from the acquisition and development of ambulatory surgery centers. Since 1991, the Company has completed the acquisition of 25 ambulatory surgery centers, including two centers in which the Company has minority ownership positions and one center that has subsequently been closed; developed two centers in which it has majority equity ownership; and developed centers for other health care providers, including one hospital.

   In January 1996, the Company acquired one center and in February 1996 acquired a convertible subordinated note which was convertible into 90% of the common stock of Endoscopy Center Affiliates, Inc. ("ECA"). The convertible subordinated note was exercised in March 1996. In August and October 1995, the Company acquired two surgery centers which are operating as limited partnerships and are accounted for under the purchase method of accounting.

   Because of the financial impact of the Company's recent acquisitions and developments, it is difficult to make meaningful comparisons between the Company's financial statements to the comparable period in 1995. In addition, due to the limited number of operated surgery centers, each additional center acquired or developed can affect the overall operating margin of the Company. Upon the acquisition of a surgery center, the Company has typically implemented certain steps to improve operating margins. The impact of such actions and of other activities to improve operating margins may not occur immediately. Consequently, the financial performance of an acquired surgery may adversely affect overall operating margins in the near-term. As the Company makes additional surgery center acquisitions, the Company expects that this effect will be mitigated by the expanded financial base of the existing surgery centers.

   The Company's principal source of revenue is a facility fee charged for surgical procedures performed in its surgery centers. This fee varies depending on the procedure performed, but usually includes all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include the charges of the patients' surgeons, anesthesiologists or attending physicians, which are billed directly by such physicians. For those surgery centers providing extended recovery care, an additional fee is typically charged for an overnight stay. This fee generally includes a flat fee for post-operative care and may include itemized amounts for medications and other supplies.

RESULTS OF OPERATIONS

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                            ------------------------------
                                                                                                1996              1995
                                                                                            ------------      ------------
                                                                                             (percentage of net revenue)
Net revenue                                                                                    100.0%            100.0%
Costs and expenses:
   Operating expenses                                                                           68.4              70.1
   General and administrative expenses                                                           4.5               4.6
   Depreciation and amortization expense                                                         7.0               6.8
                                                                                               -----             -----
      Total costs and expenses                                                                  79.9              81.5
                                                                                               -----             -----
Operating income                                                                                20.1              18.5
                                                                                               -----             -----
Other (income) and expenses:
   Interest expense                                                                              3.7               9.1
   Interest income                                                                              ( .8)             ( .3)
   Minority interests                                                                            3.6               2.3
   Other, net                                                                                   (1.0)               .3
                                                                                               -------           -----
      Total other expenses                                                                       5.5              11.4
                                                                                               -----             -----
Income before income taxes                                                                      14.6               7.1
Provision for income taxes                                                                       5.6               2.8
                                                                                               -----             -----
Net income                                                                                       9.0               4.3
                                                                                               =====             =====



   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

   Net Revenue. Net revenue is net of provisions for contractual adjustments and doubtful accounts. Net revenue increased 34.9% to $16.2 million in 1996 from $12.0 million in 1995. Same center net revenue increased 18.2% due to a 14.9% increase in cases combined with a 2.9% increase in net revenue per case to $1,030 from $1,001. Of the remaining increase in net revenue, $1.1 million and $918,000 resulted from centers acquired in 1995 and 1996, respectively.

   Operating Expenses. Operating expenses include salaries and benefits, drugs and medical supplies, utilities, marketing, maintenance costs and rent expense of the centers. Operating expenses increased 31.7% to $11.0 million in 1996 from $8.4 million in 1995. Of this increase, $1.3 million resulted from centers acquired in 1995 and 1996. As a percentage of net revenue, operating expenses decreased to 68.4% in 1996 from 70.1% in 1995.

   General and Administrative Expenses. General and administrative expenses include only corporate-level expenses and do not include any center-level administrative expenses. General and administrative expenses increased 30.5% to $724,000 in 1996 from $555,000 in 1995. As a percentage of net revenue, general and administrative expenses decreased to 4.5% in 1996 from 4.6% in 1995.

   Depreciation and Amortization Expense. Depreciation and amortization expenses increased 38.7% to $1.1 million in 1996 from $819,000 in 1995. Of this increase in depreciation and amortization expense, $182,000 resulted from centers acquired in 1995 and 1996. As a percentage of net revenue, depreciation and amortization expense increased to 7.0% in 1996 from 6.8% in 1995.

   Interest Expense. Interest expense decreased 45.6% to $592,000 in 1996 from $1.1 million in 1995. The decrease in interest expense was primarily the result of the repayment of the $20.0 million subordinated debt in November 1995 with proceeds from the Company's public offering. As a percentage of net revenue, interest expense decreased to 3.7% in 1996 from 9.1% in 1995.

   Minority Interests. Minority interests include the limited partners' ownership share in the earnings (losses) of the operating center partnerships. Minority interests increased 114.1% to $591,000 in 1996 from $276,000 in 1995. This increase in minority interest resulted from improved center operating performance. As a percentage of net revenue, minority interests increased to 3.6% in 1996 from 2.3% in 1995.

SEASONALITY

   The Company's business experiences some degree of seasonality because patients have discretion in scheduling elective surgery. The first quarter tends to be lower due to beginning of the year deductibles while the third quarter reflects the effects of vacations taken both by patients and physicians. Although the Company's growth and development of centers may obscure the effects of seasonality in the Company's financial results, the Company's first and third quarters generally reflect lower net revenue on a same center basis when compared to the Company's second and fourth quarters.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash flow from operations decreased to $1.0 million for the three months ended March 31, 1996 from $1.9 million in 1995. The Company's cash flow from operations combined with proceeds from sale of short-term investments of $3.0 million were used primarily to finance acquisitions of $3.7 million, capital expenditures of $1.1 million, and repayment of long-term debt of $587,000.

   The Company expects that its principal use of funds in the near future will be in connection with the acquisition and development of surgery centers, working capital requirements, debt repayments and purchases of property and equipment. The Company expects that cash and cash equivalents, short-term investments, cash generated from operations and available credit borrowings will be adequate to provide for the Company's cash requirements for at least the next twelve months, unless the rate of acquisitions significantly increases beyond current expectations. No assurances can be given that such proceeds, cash and borrowings will be sufficient to provide for the Company's cash requirements beyond the next twelve months. At March 31, 1996, the Company had working capital of $19.4 million including cash and cash equivalents and short-term investments of $18.5 million.

    The Company's amended and restated loan agreement ("Loan Agreement") provides for revolving and term loans of up to $20.0 million, to be used by the Company for acquisitions and development of surgery centers and related businesses. As of March 31, 1996, no amount was outstanding under the Loan Agreement. Loans under the Loan Agreement are secured by substantially all the assets of the Company (including the capital stock or partnership units of the Company's subsidiaries) and matures in June 30, 2000. Loans under the Loan Agreement are denominated at the Company's option as either Eurodollar Tranches (loans bearing interest at a rate of 2.00% above the London Interbank Offered
Rate) or Base Rate Tranches (loans bearing interest at 1.00% above the prime rate for U.S. commercial loans) subject to adjustments in certain circumstances.

SUBSEQUENT EVENTS

    On April 18, 1996, the Company's Board of Directors declared a three-for-two stock split to be effected as a 50% stock dividend. The shares will be distributed on May 31, 1996 to shareholders of record on May 15, 1996.


PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

    In April 1996, the Company acquired an 84% ownership interest in an ambulatory surgery center in Kent, Ohio with net revenue of approximately $1.3 million in 1995. This transaction will be accounted for under the purchase method of accounting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           a.  Exhibits
               The exhibits to this report are listed in the Exhibit Index set forth elsewhere herein.

           b.  Reports on Form 8-K
               The registrant filed a report on Form 8-K on March 7, 1996.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         NATIONAL SURGERY CENTERS, INC.
                                  (REGISTRANT)


Date:      May 14, 1996                   /s/       E. Timothy Geary
     ----------------------         ---------------------------------------
                                                    E. Timothy Geary
                                                    President and Chief
                                                    Executive Officer





                                         /s/        Bryan S. Fisher
                                    -----------------------------------------
                                                    Bryan S. Fisher
                                                    Vice President and
                                                    Chief Financial Officer

                                 EXHIBIT INDEX




                       Number and Description of Exhibit*

                               2       None

                               4       None

                               10      None

                               11      Computation of Income Per Common Share

                               12      None

                               15      None

                               18      None

                               19      None

                               22      None

                               23      None

                               24      None

                               27      None

                               99      None




______________________________________________

* Exhibits not listed are inapplicable.