Form 10-Q
period 1996-06-30
NATIONAL SURGERY CENTERS INC \DE\
filed 1996-08-13
CIK 1000756

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarter period ended June 30, 1996 or

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _________ to ________

Commission File Number:  0-27162


                        NATIONAL SURGERY CENTERS, INC.


            Delaware                                              36-3549627
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


35 East Wacker Drive, Suite 2800, Chicago, Illinois                      60601
(Address of principal executive offices)                              (Zip Code)


                                (312) 553-4200
               Registrants telephone number, including area code


- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

     Common stock, par value $.01:7,567,535 shares outstanding at August 1, 1996 Non-Voting common stock, par value $.01:1,307,016 shares outstanding at August 1, 1996

                        NATIONAL SURGERY CENTERS, INC.

                                   FORM 10-Q

                                     INDEX


PART I    FINANCIAL INFORMATION                                     PAGE
          ---------------------                                     ----
Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 1996 and
          December 31, 1995.......................................   3

          Consolidated Statements of Income for the Three
          and Six Month Periods Ended June 30, 1996 and 1995......   4

          Consolidated Statements of Cash Flows for the
          Six Month Periods Ended June 30, 1996 and 1995..........   5

          Notes to Consolidated Financial Statements..............   6

Item 2.   Management's Discussion and Analysis of the Consolidated
          Financial Condition and Results of Operations...........   7


PART II   OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings.......................................   None

Item 2.   Changes in Securities...................................   None

Item 3.   Defaults Upon Senior Securities.........................   None

Item 4.   Submission of Matters to a Vote of Security Holders.....   10

Item 5.   Exhibits and Reports on Form 8-K........................   10

SIGNATURES........................................................   11


CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES)

                                                                            JUNE 30,  December 31,
                                                                              1996        1995
                                                                            --------  ------------
ASSETS
Current assets:
 Cash and cash equivalents                                                  $  8,308   $ 14,653
 Short-term investments                                                          250      8,190
 Accounts receivable (less allowance for uncollectible accounts
  of $1,700 and $1,167)                                                       13,221      8,764
 Inventories                                                                   2,529      2,154
 Prepaid expenses                                                              1,365        581
 Other current assets                                                            511        259
                                                                            --------   --------
                                                                              26,184     34,601
                                                                            --------   --------
Property and equipment                                                        43,018     32,310
 Less accumulated depreciation and amortization                               (8,781)    (6,758)
                                                                            --------   --------
                                                                              34,237     25,552
                                                                            --------   --------

Other assets:
 Excess of purchase price over net assets acquired (less accumulated
  amortization of $1,616 and $1,295)                                          28,202     16,446
 Deferred income taxes                                                         3,871      4,425
 Deferred development costs (less accumulated amortization
  of $879 and $591)                                                              577        180
 Other long-term assets                                                        1,598      1,083
                                                                            --------   --------
                                                                              34,248     22,134
                                                                            --------   --------

                                                                            $ 94,669   $ 82,287
                                                                            ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current installments of long-term debt                                     $  8,698   $  7,069
 Accounts payable and accrued expenses                                         7,842      5,387
                                                                            --------   --------
                                                                              16,540     12,456
                                                                            --------   --------

Long-term debt, less current installments:
 Long-term debt                                                               14,823     11,028
 Convertible notes                                                             4,837      5,977
                                                                            --------   --------
                                                                              19,660     17,005
                                                                            --------   --------
Other long-term liabilities                                                      493        449
Minority interests                                                             6,376      4,185
Shareholders equity:
 Preferred stock, $.01 par value; authorized 10,000,000 shares; no
  shares issued and outstanding                                                  ---        ---
 Non-voting common stock, $.01 par value; authorized 10,000,000 shares; issued and outstanding 1,307,016 shares in 1996 and
  654,313 shares in 1995                                                          13          6
 Common stock, $.01 par value; authorized 20,000,000 shares;
  issued and outstanding 7,479,660 shares in 1996 and 4,971,118
  shares in 1995                                                                  75         50
 Additional paid-in-capital                                                   87,897     87,814
 Accumulated deficit                                                         (36,385)   (39,678)
                                                                            --------   --------
                                                                              51,600     48,192
                                                                            --------   --------
                                                                            $ 94,669   $ 82,287
                                                                            ========   ========

          See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                             Three Months Ended       Six Months Ended
                                                  June 30,                 June 30,
                                            --------------------     --------------------
                                              1996       1995          1996       1995
                                            ---------  ---------     ---------  ---------

Net revenue                                  $19,752    $13,118       $35,911    $25,097
Costs and expenses:
 Operating expenses                           12,718      8,875        23,765     17,266
 General and administrative expenses             899        581         1,623      1,136
 Depreciation and amortization expense         1,544        861         2,680      1,680
                                             -------    -------       -------    -------
  Total costs and expenses                    15,161     10,317        28,068     20,082
                                             -------    -------       -------    -------
Operating income                               4,591      2,801         7,843      5,015
Other (income) and expenses:
 Interest expense                                705      1,105         1,297      2,193
 Interest income                                 (85)       (56)         (219)       (97)
 Minority interests                              926        374         1,517        650
 Other, net                                        8        101          (153)       144
                                             -------    -------       -------    -------
  Total other expenses                         1,554      1,524         2,442      2,890
                                             -------    -------       -------    -------
Income before income taxes                     3,037      1,277         5,401      2,125
Provision for income taxes                     1,199        505         2,108        843
                                             -------    -------       -------    -------
Net income                                   $ 1,838    $   772       $ 3,293    $ 1,282
                                             =======    =======       =======    =======

Income per common share:
 Primary                                     $  0.20    $  0.16       $  0.36    $  0.26
 Fully diluted                               $  0.20    $  0.16       $  0.35    $  0.26

Weighted average number of common and
  common equivalent shares outstanding:
 Primary                                       9,225      4,939         9,127      4,931
 Fully diluted                                 9,700      4,939         9,699      4,931



         See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                      Six Months Ended
                                                                          June 30,
                                                                     ------------------
                                                                       1996       1995
                                                                     -------    -------
Operating activities:
  Net income                                                         $ 3,293    $ 1,282
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization expense                              2,680      1,680
    Minority interests                                                 1,517        650
    Distribution to minority interests                                (1,126)      (601)
    Deferred income taxes                                                530        575
  Change in assets and liabilities, net of entities acquired:
    Accounts receivable                                               (1,534)      (354)
    Inventories                                                          (65)       147
    Prepaid expenses                                                    (282)      (182)
    Other current assets                                                 367         19
    Other long-term assets                                              (404)      (190)
    Accounts payable and accrued expenses                               (253)       571
    Other long-term liabilities and other                                130          1
                                                                     -------    -------
      Net cash provided by operating activities                        4,853      3,598
                                                                     -------    -------
Investing activities:
  Payments for entities acquired, net of cash acquired               (13,798)      (216)
  Purchases of property and equipment                                 (2,950)    (1,434)
  Proceeds from sale of short-term investments                         7,940        -
  Proceeds from sale of property and equipment                           -           20
  Proceeds from sale of partnership interests                            270        -
                                                                     -------    -------
      Net cash used in investing activities                           (8,538)    (1,630)
                                                                     -------    -------
Financing activities:
  Payments on long-term debt                                          (2,775)   (1,731)
  Proceeds from issuance of common stock                                  50       318
  Proceeds from issuance of warrants and options                          65         8
                                                                     -------    -------
      Net cash used in financing activities                           (2,660)   (1,405)
                                                                     -------    -------
Net increase (decrease) in cash and cash equivalents                  (6,345)      563
Cash and cash equivalents at beginning of period                      14,653     4,478
                                                                     -------    -------
Cash and cash equivalents at end of period                           $ 8,308    $ 5,041
                                                                     =======    =======

NON-CASH TRANSACTIONS:
  Long-term debt issued in acquisitions and contingent payments      $   240    $   300
  Liabilities assumed in acquisitions                                 11,155        -
  Capital lease obligations                                              155        568

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                      $   971    $ 1,846
  Income taxes paid                                                    1,184        170

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

  Principles of Consolidation - The consolidated financial statements include all accounts of the Company and its wholly-owned subsidiaries and controlled partnerships. All significant intercompany balances and transactions have been eliminated in consolidation.

  Common Share Data - Primary income per common and common equivalent share and income per common and common equivalent share assuming full dilution are computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to outstanding options and warrants to purchase common stock. Certain convertible debt is dilutive and, therefore, is included in the fully diluted weighted average number of shares outstanding for the three and six month periods ending June 30, 1996.

  Stock Exchange - Effective September 14, 1995, the Company's Board of Directors authorized a 1-for-3 stock exchange in conjunction with the Company's merger and reincorporation in Delaware. The merger included changing the Company's common stock par value from no par value to $.01 par value per share and authorized 10,000,000 shares of preferred stock, $.01 par value per share, with no specific terms. Effective May 31, 1996, the Company effected a 3-for-2 stock split in the form of a 50% stock dividend. Accordingly, all references in these financial statements to shares, average number of shares outstanding and per share amounts have been restated to reflect these stock exchanges.

NOTE 2 - ACQUISITIONS

  Purchases - During January, February, April and May, 1996, the Company acquired three multi-specialty surgery centers and two companies which operated specialty endoscopy centers. The aggregate purchase price was $13.6 million in cash and of this purchase price, $ 11.9 million was recorded as goodwill. Also, during August and October, 1995, the Company acquired two multi-specialty surgery centers. The following unaudited results of operations give effect to the operations of the entities acquired in the first and second quarters of 1996 and during 1995 as if these respective transactions had occurred as of the first day of 1995. The pro forma results of operations do not purport to represent what the Company's results would have been had such transactions in fact occurred at the beginning of the periods presented or to project the Company's results of operations in any future period.

                             Three Months Ended   Six Months Ended
                                  June 30,            June 30,
                             ------------------  ------------------
                               1996      1995      1996      1995
                             --------  --------  --------  --------
                            (in thousands, except per share amounts)

Net revenue                  $20,370   $17,321   $40,047   $34,026
Net income                     1,842       965     3,105     1,414
Income per common share:
  Primary                    $  0.20   $  0.20   $  0.34   $  0.29
  Fully diluted                 0.20      0.20      0.34      0.29

  The above pro forma operating results include adjustments to conform accounting policies and excludes general and administrative expenses of one of the specialty endoscopy companies.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

  The Company's growth has resulted primarily from the acquisition and development of ambulatory surgery centers. Since 1991, the Company has completed the acquisition of 28 ambulatory surgery centers, including two centers in which the Company has minority ownership positions; developed two centers in which it has majority equity ownership; and developed centers for other health care providers, including one hospital.

  In January, April and May, 1996, the Company acquired three multi-specialty surgery centers; in February 1996 acquired a convertible subordinated note which was converted into 90% of the common stock of Endoscopy Center Affiliates, Inc. in March, 1996, which operates and develops specialty endoscopy centers; and in May 1996 acquired a majority interest in three specialty endoscopy centers. In August and October 1995, the Company acquired two multi-specialty surgery centers which are operating as limited partnerships. All of these acquisitions have been accounted for under the purchase method of accounting.

  Because of the financial impact of the Company's recent acquisitions and developments, it is difficult to make meaningful comparisons between the Company's financial statements to the comparable period in 1995. In addition, due to the limited number of operated surgery centers, each additional center acquired or developed can affect the overall operating margin of the Company. Upon the acquisition of a surgery center, the Company has typically implemented certain steps to improve operating margins. The impact of such actions and of other activities to improve operating margins may not occur immediately. Consequently, the financial performance of an acquired surgery center may adversely affect overall operating margins in the near-term. As the Company makes additional surgery center acquisitions, the Company expects that this effect will be mitigated by the expanded financial base of the existing surgery centers.

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

RESULTS OF OPERATIONS

                                             Three Months Ended          Six Months Ended
                                                  June 30,                   June 30,
                                             ------------------          ----------------
                                              1996         1995           1996       1995
                                             -----        -----          -----      -----
                                                     (percentage of net revenue)
Net revenue                                  100.0%       100.0%         100.0%     100.0%
Costs and expenses:
  Operating expenses                          64.4         67.6           66.2       68.8
  General and administrative expenses          4.6          4.4            4.5        4.5
  Depreciation and amortization expense        7.8          6.6            7.5        6.7
                                             -----        -----          -----      -----
    Total costs and expenses                  76.8         78.6           78.2       80.0
                                             -----        -----          -----      -----
Operating income                              23.2         21.4           21.8       20.0
                                             -----        -----          -----      -----
Other (income) and expenses:
  Interest expense                             3.5          8.4            3.6        8.7
  Interest income                              (.4)         (.4)           (.6)       (.4)
  Minority interests                           4.7          2.9            4.2        2.6
  Other, net                                   -             .8            (.4)        .6
                                             -----        -----          -----      -----
    Total other expenses                       7.8         11.7            6.8       11.5
                                             -----        -----          -----      -----
Income before income taxes                    15.4          9.7           15.0        8.5
Provision for income taxes                     6.1          3.8            5.8        3.4
                                             -----        -----          -----      -----
Net income                                     9.3          5.9            9.2        5.1
                                             =====        =====          =====      =====

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

  Net Revenue. Net revenue is net of provisions for contractual adjustments and doubtful accounts. Net revenue increased 51% to $19.8 million in 1996 from $13.1 million in 1995. Overall net revenue per case declined 11% to $887 in 1996 from $994 in 1995, primarily due to the inclusion of eleven specialty endoscopy centers acquired during 1996. Separately, net revenue per case was $1,005 for the multi-specialty centers and $473 for the specialty endoscopy centers. Same center net revenue increased $1.8 million or 14% due to a 13% increase in cases combined with a 1% increase in net revenue per case to $1,002 from $994. Of the remaining increase in net revenue, $3.6 million and $1.3 million resulted from centers acquired in 1996 and 1995, respectively.

  Operating Expenses. Operating expenses include salaries and benefits, drugs and medical supplies, utilities, marketing, maintenance costs and rent expense of the centers. Operating expenses increased 43% to $12.7 million in 1996 from $8.9 million in 1995. Of this increase, $2.9 million resulted from centers acquired in 1996 and 1995. As a percentage of net revenue, operating expenses decreased to 64.4% in 1996 from 67.6% in 1995.

  General and Administrative Expenses. General and administrative expenses include only corporate-level expenses and do not include any center-level administrative expenses. General and administrative expenses increased 55% to $899,000 in 1996 from $581,000 in 1995. As a percentage of net revenue, general and administrative expenses increased to 4.6% in 1996 from 4.4% in 1995.

  Depreciation and Amortization Expense. Depreciation and amortization expenses increased 79% to $1.5 million in 1996 from $861,000 in 1995. Of this increase, $537,000 resulted from centers acquired in 1996 and 1995. As a percentage of net revenue, depreciation and amortization expense increased to 7.8% in 1996 from 6.6% in 1995.

  Interest Expense. Interest expense decreased 36% to $705,000 in 1996 from $1.1 million in 1995. The decrease in interest expense was primarily the result of the repayment of the $20.0 million subordinated debt in November 1995 with proceeds from the Company's public offering offset by additional interest expense related to debt assumed from acquisitions in 1996 and 1995. As a percentage of net revenue, interest expense decreased to 3.5% in 1996 from 8.4% in 1995.

  Minority Interests. Minority interests include the limited partners' ownership share in the earnings (losses) of the operating center partnerships. Minority interests increased 148% to $926,000 in 1996 from $374,000 in 1995. Of this increase, $282,000 was attributable to centers acquired in 1996 and 1995 with the remaining increase resulting from improved center operating performance. As a percentage of net revenue, minority interests increased to 4.7% in 1996 from 2.9% in 1995.

  Provision for Income Taxes. Provision for income taxes increased to $1.2 million in 1996 from $505,000 in 1995. The effective tax rate remained constant at 39.5% for both periods.

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

  Net Revenue. Net revenue increased 43% to $35.9 million in 1996 from $25.1 million in 1995. Overall net revenue per case declined 7% to $931 in 1996 from $997 in 1995, primarily due to the inclusion of the eleven specialty endoscopy centers acquired in 1996. Separately, net revenue per case was $1,014 for the multi-specialty centers and $471 for the specialty endoscopy centers. Same center net revenue increased $4.0 million or 16% due to a 14% increase in cases combined with a 2% increase in net revenue per case to $1,016 from $997. Of the remaining increase in net revenue, $4.5 million and $2.3 million resulted from centers acquired in 1996 and 1995, respectively.

  Operating Expenses. Operating expenses increased 38% to $23.8 million in 1996 from $17.3 million in 1995. Of this increase, $4.2 million resulted from centers acquired in 1996 and 1995. As a percentage of net revenue, operating expenses decreased to 66.2% in 1996 from 68.8% in 1995.

  General and Administrative Expenses. General and administrative expenses increased 43% to $1.6 million in 1996 from $1.1 million in 1995. As a percentage of net revenue, general and administrative expenses remained constant at 4.5% in 1996 and 1995.

  Depreciation and Amortization Expense. Depreciation and amortization expense increased 60% to $2.7 million in 1996 from $1.7 million in 1995. Of this increase, $719,000 resulted from centers acquired in 1996 and 1995. As a percentage of net revenue, depreciation and amortization expense increased to 7.5% in 1996 from 6.7% in 1995.

  Interest Expense. Interest expense decreased 41% to $1.3 million in 1996 from $2.2 million in 1995. The decrease in interest expense was primarily the result of the repayment of the $20.0 million subordinated debt in November 1995 with proceeds from the Company's public offering offset by additional interest expense related to debt assumed from acquisitions in 1996 and 1995. As a percentage of net revenue, interest expense decreased to 3.6% in 1996 from 8.7% in 1995.

  Minority Interests. Minority interests increased 133% to $1.5 million in 1996 from $650,000 in 1995. Of this increase, $305,000 is attributable to centers acquired in 1996 and 1995 with the remaining increase resulting from improved center operating performance. As a percentage of net revenue, minority interests increased to 4.2% in 1996 from 2.6% in 1995.

  Provision for Income Taxes. Provision for income taxes increased to $2.1 million in 1996 from $843,000 in 1995. The effective tax rate decreased to 39.0% in 1996 from 39.7% in 1995 due primarily to the effects of tax-exempt interest earned during 1996 from short-term investments.

SEASONALITY

  The Company's business experiences some degree of seasonality because patients have discretion in scheduling elective surgery. The first quarter tends to be lower due to beginning of the year deductibles while the third quarter reflects the effects of vacations taken both by patients and physicians. Although the Company's growth and development of centers may obscure the effects of seasonality in the Company's financial results, the Company's first and third quarters generally reflect lower net revenue and operating income margins on a same center basis when compared to the Company's second and fourth quarters.

LIQUIDITY AND CAPITAL RESOURCES

  At June 30, 1996, the Company had working capital of $9.6 million including cash and cash equivalents and short-term investments of $8.6 million. The Company's cash flow from operations increased to $4.9 million for the six months ended June 30, 1996 from $3.6 million in 1995. The Company's cash flow from operations combined with proceeds from sale of short-term investments of $7.9 million and existing cash and cash equivalents were used primarily to finance acquisitions of $13.8 million, capital expenditures of $3.0 million, and repayment of long-term debt of $2.8 million.

  The Company expects that its principal use of funds in the near future will be in connection with the acquisition and development of surgery centers, working capital requirements, debt repayments and purchases of property and equipment. The Company expects that cash and cash equivalents, short-term investments, cash generated from operations and available credit borrowings will be adequate to provide for the Company's cash requirements for at least the next twelve months, unless the rate of acquisitions significantly increases. No assurances can be given that cash and borrowings will be sufficient to provide for the Company's cash requirements beyond the next twelve months.

  The Company's credit agreement provides for revolving and term loans of up to $20.0 million, to be used by the Company for acquisitions and development of surgery centers and related businesses. As of June 30, 1996, no amount was outstanding under the credit agreement. Loans under the credit agreement are secured by substantially all the assets of the Company (including the capital stock or partnership units of the Company's subsidiaries) and matures in June 30, 2000. Loans under the credit agreement are denominated at the Company's option as either Eurodollar Tranches (loans bearing interest at a rate of 1.5% above the London Interbank Offered Rate) or Base Rate Tranches (loans bearing interest at 0.5% above the prime rate for U.S. commercial loans) subject to adjustments in certain circumstances.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the Annual Shareholders Meeting on May 22, 1996, the shareholders (a) reelected John T. Henley, Jr., M.D. and John G. Rex-Waller as directors of the Company with 4,275,889 votes for and 152,185 votes abstaining; and (b) approved an increase in the number of shares authorized under the Company's Amended and Restated 1992 Stock Option Plan from 750,000 shares to 1.5 million shares by 3,191,714 votes for, 1,198,994 votes against and 37,366 votes abstaining.

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          The exhibits to this report are listed in the Exhibit Index set forth elsewhere herein.

     b.   Reports on Form 8-K

          The registrant filed Amendment No. 1 to a report on Form 8-K on May 8, 1996, which form includes item 7 (a) and (b) with related financial statements as follows:

               1) Consolidated Balance Sheets as of February 23, 1996 and December 31, 1995 and 1994 and Consolidated Statements of Operations, Stockholders' Deficit and Cash Flows for the period ended February 23, 1996 and the years ended
                   December 31, 1995 and 1994 for Endoscopy Center Affiliates, Inc. and Subsidiaries,

               2) Unaudited Pro Forma Consolidated Balance Sheet as of December 31, 1995 and Statement of Operations for the year end December 31, 1995.

          The registrant filed a report on Form 8-K on May 28 , 1996, which form includes items 2 and 7(a), (b) and (c) except that financial statements for item 7(a) and (b) were not available and will be filed within 60 days or as soon as possible.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        NATIONAL SURGERY CENTERS, INC.
                                 (Registrant)



Date: August 13, 1996                  /s/ E. Timothy Geary
      ---------------                  -------------------------
                                           E. Timothy Geary
                                           President and Chief
                                           Executive Officer



                                       /s/ Bryan S. Fisher
                                       -------------------------
                                           Bryan S. Fisher
                                           Vice President and
                                           Chief Financial Officer

                                 EXHIBIT INDEX




             Number and Description of Exhibit*

                   2      None

                   4      None

                  10      None

                  11      Computation of Income Per Common Share

                  12      None

                  15      None

                  18      None

                  19      None

                  22      None

                  23      None

                  24      None

                  27      None

                  99      None



- --------------------------------------------

* Exhibits not listed are inapplicable.