Form 10-Q
period 1996-09-30
NATIONAL SURGERY CENTERS INC \DE\
filed 1996-11-13
CIK 1000756

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarter period ended September 30, 1996 or

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


-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    [X] Yes  [_] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common stock, par value $.01; 11,179,660 shares outstanding at November 11, 1996 Non-Voting common stock, par value $.01; 654,313 Shares outstanding at November 11, 1996

                         NATIONAL SURGERY CENTERS, INC.

                                   FORM 10-Q

                                     INDEX


PART I    FINANCIAL INFORMATION                                          PAGE
          ---------------------                                          ----

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 1996 and
          December 31, 1995.............................................   3

          Consolidated Statements of Income for the Three
          and Nine Month Periods Ended September 30, 1996 and 1995......   4

          Consolidated Statements of Cash Flows for the
          Nine Month Periods Ended September 30, 1996 and 1995..........   5

          Notes to Consolidated Financial Statements....................   6

Item 2.   Management's Discussion and Analysis of the Consolidated
          Financial Condition and Results of Operations.................   7


PART II   OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings.............................................   None

Item 2.   Changes in Securities.........................................   None

Item 3.   Defaults Upon Senior Securities...............................   None

Item 4.   Submission of Matters to a Vote of Security Holders...........   None

Item 5.   Exhibits and Reports on Form 8-K..............................   11

SIGNATURES..............................................................   12


CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES)


                                                               September 30,     December 31,
                                                                   1996              1995
                                                               -------------     ------------
ASSETS
Current assets:
 Cash and cash equivalents                                        $  9,167         $ 14,653
 Short-term investments                                                250            8,190
 Accounts receivable (less allowance for
  uncollectible accounts of $1,570 and $1,167)                      12,265            8,764
 Inventories                                                         2,441            2,154
 Prepaid expenses                                                    1,173              581
 Other current assets                                                  541              259
                                                                  --------         --------
                                                                    25,837           34,601
                                                                  --------         --------
Property and equipment                                              43,176           32,310
 Less accumulated depreciation and amortization                     (9,838)          (6,758)
                                                                  --------         --------
                                                                    33,338           25,552
                                                                  --------         --------
Other assets:
 Excess of purchase price over net assets acquired
  (less accumulated amortization of $1,821 and $1,295)              27,857           16,446
 Deferred income taxes                                               4,433            4,425
 Deferred development costs (less accumulated
  amortization of $1,070 and $591)                                     408              180
 Other long-term assets                                              3,290            1,083
                                                                  --------         --------
                                                                    35,988           22,134
                                                                  --------         --------
                                                                   $95,163         $ 82,287
                                                                  ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current installments of long-term debt                            $10,849         $  7,069
 Accounts payable and accrued expenses                               7,383            5,387
                                                                  --------         --------
                                                                    18,232           12,456
                                                                  --------         --------
Long-term debt, less current installments:
 Long-term debt                                                     13,788           11,028
 Convertible notes                                                   1,446            5,977
                                                                  --------         --------
                                                                    15,234           17,005
                                                                  --------         --------
Other long-term liabilities                                            504              449
Minority interests                                                   6,269            4,185
Shareholders equity:
 Preferred stock, $.01 par value; authorized
  10,000,000 shares; no shares issued and outstanding                  ---              ---
 Non-voting common stock, $.01 par value; authorized
  10,000,000 shares; issued and outstanding 981,470 shares
  in 1996 and 654,313 shares in 1995                                    10                6
 Common stock, $.01 par value; authorized 20,000,000
  shares; issued and outstanding 8,073,618 shares in 1996
  and 4,971,118 shares in 1995                                          81               50
 Additional paid-in-capital                                         89,514           87,814
 Accumulated deficit                                               (34,681)         (39,678)
                                                                  --------         --------
                                                                    54,924           48,192
                                                                  --------         --------
                                                                  $ 95,163         $ 82,287
                                                                  ========         ========


         See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                     Three Months Ended             Nine Months Ended
                                                       September 30,                  September 30,
                                                    --------------------           ------------------
                                                      1996       1995                 1996      1995
                                                    ---------  ---------           ---------  --------

Net revenue                                          $20,101    $13,391             $56,012   $38,488
Costs and expenses:
  Operating expenses                                  13,305      9,518              37,070    26,784
  General and administrative expenses                    942        557               2,565     1,693
  Depreciation and amortization expense                1,624        916               4,304     2,596
                                                     -------    -------             -------   -------
    Total costs and expenses                          15,871     10,991              43,939    31,073
                                                     -------    -------             -------   -------
Operating income                                       4,230      2,400              12,073     7,415
Other (income) and expenses:
  Interest expense                                       714      1,090               2,011     3,283
  Interest income                                        (84)       (49)               (303)     (146)
  Minority interests                                     880        360               2,397     1,010
  Other, net                                             (93)        94                (246)      238
                                                     -------    -------             -------   -------
    Total other expenses                               1,417      1,495               3,859     4,385
                                                     -------    -------             -------   -------
Income before income taxes                             2,813        905               8,214     3,030
Provision for income taxes                             1,109        370               3,217     1,213
                                                     -------    -------             -------   -------
Net income                                           $ 1,704    $   535             $ 4,997   $ 1,817
                                                     =======    =======             =======   =======

Income per common share:
  Primary                                            $  0.18    $  0.11             $  0.54   $  0.37
  Fully diluted                                      $  0.18    $  0.11             $  0.53   $  0.37

Weighted average number of common and
 common equivalent shares outstanding:
  Primary                                              9,417      4,963               9,236     4,941
  Fully diluted                                        9,788      4,963               9,755     4,941

         See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
                                                                  Nine Months Ended
                                                                    September 30,
                                                                 -------------------
                                                                     1996      1995
                                                                  --------   -------
Operating activities:
 Net income                                                       $  4,997   $ 1,817
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization expense                             4,304     2,596
   Minority interests                                                2,397     1,010
   Distribution to minority interests                               (1,961)   (1,250)
   Deferred income taxes                                               (45)      826
 Change in assets and liabilities, net of entities acquired:
  Accounts receivable                                                 (785)     (545)
  Inventories                                                          (43)      103
  Prepaid expenses                                                    (114)     (108)
  Other current assets                                                 338       103
  Other long-term assets                                              (693)     (408)
  Accounts payable and accrued expenses                               (833)    1,731
  Other long-term liabilities and other                               (214)       50
                                                                  --------   -------
   Net cash provided by operating activities                         7,348     5,925
                                                                  --------   -------
Investing activities:
 Payments for entities acquired, net of cash acquired              (13,850)   (2,332)
 Investment in limited partnership                                  (1,500)        -
 Purchases of property and equipment                                (3,498)   (2,439)
 Proceeds from sale of short-term investments                        7,940         -
 Proceeds from sale of property and equipment                        1,039        21
 Proceeds from sale of partnership interests                           386       263
                                                                  --------   -------
   Net cash used in investing activities                            (9,483)   (4,487)
                                                                  --------   -------
Financing activities:
 Payments on long-term debt                                         (3,706)   (2,062)
 Proceeds from issuance of common stock                                255       365
 Proceeds from issuance of warrants and options                        100         2
                                                                  --------   -------
   Net cash used in financing activities                            (3,351)   (1,695)
                                                                  --------   -------
Net increase (decrease) in cash and cash equivalents                (5,486)     (257)
Cash and cash equivalents at beginning of period                    14,653     4,478
                                                                  --------   -------
Cash and cash equivalents at end of period                        $  9,167   $ 4,221
                                                                  ========   =======

NON-CASH TRANSACTIONS:
 Long-term debt issued in acquisitions and contingent payments    $    240   $   300
 Conversion of convertible subordinated debt                         1,380         -
 Liabilities assumed in acquisitions                                11,033     2,610
 Capital lease obligations                                             204       574

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                                    $  1,994   $ 2,350
 Income taxes paid                                                   3,212       190


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

          Common Share Data - Primary income per common and common equivalent share and income per common and common equivalent share assuming full dilution are computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to outstanding options and warrants to purchase common stock. Certain convertible debt is dilutive and, therefore, is included in the fully diluted weighted average number of shares outstanding for the three and nine month periods ending September 30, 1996.

          Stock Exchange - Effective May 31, 1996, the Company effected a 3-for-2 stock split in the form of a 50% stock dividend. Accordingly, all references in these unaudited interim financial statements to shares, average number of shares outstanding and per share amounts have been restated to reflect this stock split.

NOTE 2 - ACQUISITIONS

          Purchases - During January, February, April and May, 1996, the Company acquired three multi-specialty surgery centers and two companies which operated specialty endoscopy centers. The aggregate purchase price was $13.6 million in cash and of this purchase price, $ 11.9 million was recorded as goodwill. Also, during each of August and October, 1995, the Company acquired a multi-specialty surgery center. The following unaudited results of operations give effect to the operations of the entities acquired in the first and second quarters of 1996 and during 1995 as if these respective transactions had occurred as of the first day of 1995. The pro forma results of operations do not purport to represent what the Company's results would have been had such transactions in fact occurred at the beginning of the periods presented or to project the Company's results of operations in any future period.

                                                  Three Months Ended                 Nine Months Ended
                                                    September 30,                      September 30,
                                                ---------------------               -------------------
                                                  1996          1995                  1996        1995
                                                -------       -------               -------     -------
                                                       (in thousands, except per share amounts)
Net revenue                                     $20,101       $18,035               $60,236     $53,139
Net income                                        1,704           569                 4,872       2,297
Income per common share:
 Primary                                        $  0.18       $  0.11               $  0.53     $  0.46
 Fully diluted                                     0.18          0.11                  0.52        0.46

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

          In January, April and May, 1996, the Company acquired three multi-specialty surgery centers; in February 1996, the Company acquired a convertible subordinated note which was converted in March 1996 into 90% of the common stock of Endoscopy Center Affiliates, Inc., which operates and develops specialty endoscopy centers; and in May 1996, the Company acquired a majority interest in three specialty endoscopy centers. Additionally, in September 1996, the Company acquired a ten percent interest in a multi-specialty surgery center and divested its interest in a multi-specialty center in Dallas, Texas. In each of August and October 1995, the Company acquired a multi-specialty surgery center, each of which is operating as a limited partnership. All of these acquisitions have been accounted for under the purchase method of accounting.

          During July and September 1996, the Company redeemed $1.4 million of its convertible subordinated notes into 97,293 shares of common stock.

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

RESULTS OF OPERATIONS

                                         Three Months Ended    Nine Months Ended
                                            September 30,         September 30,
                                         ------------------    -----------------
                                           1996      1995        1996      1995
                                          ------    ------      ------    ------
                                                   (percentage of net revenue)
Net revenue                               100.0%    100.0%      100.0%    100.0%
Costs and expenses:
  Operating expenses                       66.2      71.1        66.2      69.6
  General and administrative expenses       4.7       4.2         4.6       4.4
  Depreciation and amortization expense     8.1       6.8         7.6       6.7
                                          -----     -----       -----     -----
    Total costs and expenses               79.0      82.1        78.4      80.7
                                          -----     -----       -----     -----
Operating income                           21.0      17.9        21.6      19.3
                                          -----     -----       -----     -----
Other (income) and expenses:
  Interest expense                          3.5       8.1         3.6       8.6
  Interest income                          (0.4)     (0.4)       (0.5)     (0.4)
  Minority interests                        4.4       2.7         4.3       2.6
  Other, net                               (0.5)      0.7        (0.4)      0.6
                                          -----     -----       -----     -----
    Total other expenses                    7.0      11.1         7.0      11.4
                                          -----     -----       -----     -----
Income before income taxes                 14.0       6.8        14.6       7.9
Provision for income taxes                  5.5       2.8         5.7       3.2
                                          -----     -----       -----     -----
Net income                                  8.5       4.0         8.9       4.7
                                          =====     =====       =====     =====

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

          Net Revenue. Net revenue is net of provisions for contractual adjustments and doubtful accounts. Net revenue increased 50.1% to $20.1 million in 1996 from $13.4 million in 1995. Overall net revenue per case declined 10.6% to $880 in 1996 from $984 in 1995, primarily due to the inclusion of eleven specialty endoscopy centers acquired during 1996. Separately, net revenue per case was $1,018 for the multi-specialty centers and $482 for the specialty endoscopy centers. Same center net revenue increased $1.7 million or 13.4 % due to a 11.7% increase in cases combined with a 1.5% increase in net revenue per case to $997 from $982.

          Operating Expenses. Operating expenses include salaries and benefits, drugs and medical supplies, utilities, marketing, maintenance costs and rent expense of the centers. Operating expenses increased 39.8% to $13.3 million in 1996 from $9.5 million in 1995. Of this increase, $3.2 million resulted from centers acquired in 1996 and 1995. As a percentage of net revenue, operating expenses decreased to 66.2% in 1996 from 71.1% in 1995.

          General and Administrative Expenses. General and administrative expenses include only corporate-level expenses and do not include any center-level administrative expenses. General and administrative expenses increased 69.1% to $942,000 in 1996 from $557,000 in 1995. As a percentage of net revenue, general and administrative expenses increased to 4.7% in 1996 from 4.2% in 1995.

          Depreciation and Amortization Expense. Depreciation and amortization expenses increased 77.3% to $1.6 million in 1996 from $916,000 in 1995. Of this increase, $589,000 resulted from centers acquired in 1996 and 1995. As a percentage of net revenue, depreciation and amortization expense increased to 8.1% in 1996 from 6.8% in 1995.

          Interest Expense. Interest expense decreased 34.5% to $714,000 in 1996 from $1.1 million in 1995. The decrease in interest expense was primarily the result of the repayment of the $20.0 million subordinated debt in November 1995 with proceeds from the Company's public offering offset by additional interest expense related to debt assumed from acquisitions in 1996 and 1995. As a percentage of net revenue, interest expense decreased to 3.5% in 1996 from 8.1% in 1995.

          Minority Interests. Minority interests include the limited partners' ownership share in the earnings (losses) of the operating center partnerships. Minority interests increased 144.4% to $880,000 in 1996 from $360,000 in 1995. Of this increase, $356,000 was attributable to centers acquired in 1996 and 1995 with the remaining increase resulting from improved center operating performance. As a percentage of net revenue, minority interests increased to 4.4% in 1996 from 2.7% in 1995.

     Provision for Income Taxes. Provision for income taxes increased to $1.1 million in 1996 from $370,000 in 1995. The effective tax rate decreased to 39.4% in 1996 from 40.9% in 1995 due primarily to the effects of tax-exempt interest earned during 1996 from short-term investments.

     Net Income. Net income increased to $1.7 million in 1996 from $535,000 in 1995. As a percentage of net revenue, net income increased to 8.5% in 1996 from 4.0% in 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     Net Revenue. Net revenue increased 45.5% to $56.0 million in 1996 from $38.5 million in 1995. Overall net revenue per case declined 8.2% to $912 in 1996 from $993 in 1995, primarily due to the inclusion of the eleven specialty endoscopy centers acquired in 1996. Seperately, net revenue per case was $1,015 for the multi-specialty centers and $476 for the specialty endoscopy centers. Same center net revenue increased $5.8 million or 16.0% due to a 13.7% increase in cases combined with a 2.0% increase in net revenue per case to $1,009 from $989.

     Operating Expenses. Operating expenses increased 38.4% to $37.1 million in 1996 from $26.8 million in 1995. Of this increase, $7.4 million resulted from centers acquired in 1996 and 1995. As a percentage of net revenue, operating expenses decreased to 66.2% in 1996 from 69.6% in 1995.

     General and Administrative Expenses. General and administrative expenses increased 51.5% to $2.6 million in 1996 from $1.7 million in 1995. As a percentage of net revenue, general and administrative expenses increased to 4.6% in 1996 from 4.4% in 1995.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased 65.8% to $4.3 million in 1996 from $2.6 million in 1995. Of this increase, $1.3 million resulted from centers acquired in 1996 and 1995. As a percentage of net revenue, depreciation and amortization expense increased to 7.6% in 1996 from 6.7% in 1995.

     Interest Expense. Interest expense decreased 38.7% to $2.0 million in 1996 from $3.3 million in 1995. The decrease in interest expense was primarily the result of the repayment of the $20.0 million subordinated debt in November 1995 with proceeds from the Company's public offering offset by additional interest expense related to debt assumed from acquisitions in 1996 and 1995. As a percentage of net revenue, interest expense decreased to 3.6% in 1996 from 8.6% in 1995.

     Minority Interests. Minority interests increased 137.3% to $2.4 million in 1996 from $1.0 million in 1995. Of this increase, $661,000 is attributable to centers acquired in 1996 and 1995 with the remaining increase resulting from improved center operating performance. As a percentage of net revenue, minority interests increased to 4.3% in 1996 from 2.6% in 1995.

     Provision for Income Taxes. Provision for income taxes increased to $3.2 million in 1996 from $1.2 million in 1995. The effective tax rate decreased to 39.2% in 1996 from 40.0% in 1995 due primarily to the effects of tax-exempt interest earned during 1996 from short-term investments.

     Net Income. Net income increased to $5.0 million in 1996 from $1.8 million in 1995. A a percentage of net revenues, net income increased to 8.9% in 1996 from 4.7% in 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company had working capital of $7.6 million including cash and cash equivalents and short-term investments of $9.4 million. The Company's cash flow from operations increased to $7.3 million for the nine months ended September 30, 1996 from $5.9 million in 1995. The Company's cash flow from operations combined with proceeds from sale of short-term investments of $7.9 million, proceeds from sales of assets of $1.0 million and existing cash and cash equivalents were used primarily to finance acquisitions of $13.9 million, an investment in a partnership of $1.5 million, capital expenditures of $3.5 million, and repayment of long-term debt of $3.7 million.

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

     The Company's credit agreement provides for revolving and term loans of up to $20.0 million, to be used by the Company for acquisitions and development of surgery centers and related businesses. As of September 30, 1996, no amount was outstanding under the credit agreement. Loans under the credit agreement are secured by substantially all the assets of the Company (including the capital stock or partnership units of the Company's subsidiaries) and matures on June 30, 2000. Loans under the credit agreement are denominated at the Company's option as either Eurodollar Tranches (loans bearing interest at a rate of 1.5% above the London Interbank Offered Rate) or Base Rate Tranches (loans bearing interest at 0.5% above the prime rate for U.S. commercial loans) subject to adjustments in certain circumstances.

SUBSEQUENT EVENTS

     During October and November 1996, the Company completed an offering of 2,415,511 common shares priced at $24.25 per share with net proceeds of approximately $55.2 million. The Company anticipates to use net proceeds to repay certain indebtedness totaling $10 million, which bears interest at rates ranging from 7.5% to 13.4% annually. The remaining proceeds will be used for general corporate purposes, which may include future acquisitions and the development of surgery centers.

     During September 1996, the Company issued redemption notices with respect to $4.3 million principal amount of convertible subordinated notes. In October, $4.2 million of the notes were converted into 359,272 shares of common stock and $71,000 of such notes were redeemed.

Part II.  Other Information

ITEM 5.   EXHIBITS AND REPORTS ON FORM 8-K

          a. Exhibits
             The exhibits to this report are listed in the Exhibit Index set forth elsewhere herein.

          b. Reports on Form 8-K
             The registrant filed Amendment No. 2 to a report on Form 8-K on July 15, 1996, which form includes items 7(a) and (b) with related financial statements as follows:
               1) Consolidated Balance Sheets as of February 23, 1996 and December 31, 1995 and 1994 and Consolidated Statements of Operations, Stockholders' Deficit and Cash Flows for the period ended February 23, 1996 and the years ended Decmeber 31, 1995, 1994 and 1993 for Endoscopy Center Affiliates, Inc. and Subsidiaries.
               2) Unaudited Pro Forma Consolidated Balance Sheet as of December 31, 1995 and Statement of Operations for the year end December 31, 1995.

             The registrant filed Amendment No. 1 to a report on Form 8-K on July 19, 1996, which form includes items 7(a) and (b) with related financial statements as follows:
               1) Combined and Consolidated Balance Sheet as of December 31, 1995; Combined and Consolidated Statement of Income, Shareholders' Equity and Cash Flows for the year ended December 31, 1995; and notes to Combined and Consolidated Financial Statements for Surgex-Atlanta, Inc.; Surgex-Miami, Inc.; and Surgex-Sarasota, Inc. and their Subsidiaries.
               2) Balance Sheet as of December 31, 1995; Statement of Income, Partner's Equity and Cash Flows for the year ended December 31, 1995; and notes to Financial Statements for Westside Surgery Center, Ltd.
               3) Unaudited Pro Forma Consolidated Balance Sheet as of December 31, 1995 and Statement of Operations for the year end December 31, 1995.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        NATIONAL SURGERY CENTERS, INC.
                                 (REGISTRANT)


Date:    November 13, 1996                          /s/ E. Timothy Geary
         -----------------                    ----------------------------------
                                                        E. Timothy Geary
                                                        President and Chief
                                                        Executive Officer



                                                    /s/ Bryan S. Fisher
                                              ----------------------------------
                                                        Bryan S. Fisher
                                                        Vice President and
                                                        Chief Financial Officer

                                 EXHIBIT INDEX



Number and Description of Exhibit*

      2  None

      4  None

     10  None

     11  Computation of Income Per Common Share

     12  None

     15  None

     18  None

     19  None

     22  None

     23  None

     24  None

     27  Schedule of Summary Financial Information

     99  None



------------------------------------------

* Exhibits not listed are inapplicable.