Form 10-K
period 1996-12-31
NATIONAL SURGERY CENTERS INC \DE\
filed 1997-03-27
CIK 1000756

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       -----------------------------------

                                    FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         COMMISSION FILE NUMBER 0-27162
                       -----------------------------------
                         NATIONAL SURGERY CENTERS, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                            36-3549627
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)


           30 SOUTH WACKER DRIVE, SUITE 2302, CHICAGO, ILLINOIS 60606
               (Address of Principal Executive Offices)      (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 655-1400
                       -----------------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               TITLE OF EACH CLASS
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                NON-VOTING COMMON STOCK, PAR VALUE $.01 PER SHARE
                       -----------------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes       No   X
                                              -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY STOCKHOLDERS WHO WERE NOT AFFILIATES (AS DEFINED BY REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION) OF THE REGISTRANT WAS APPROXIMATELY $327,912,406 AT MARCH 13, 1997 (BASED ON THE CLOSING SALE PRICE ON THE NASDAQ NATIONAL MARKET ON MARCH 13, 1997, AS REPORTED BY THE WALL STREET JOURNAL (MIDWEST EDITION)). AT MARCH 13, 1997, THE REGISTRANT HAD ISSUED AND OUTSTANDING AN AGGREGATE OF 11,952,563 SHARES OF COMMON STOCK.

                       DOCUMENTS INCORPORATED BY REFERENCE

     THOSE SECTIONS OR PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED 1996, DESCRIBED IN PART II HEREOF, ARE INCORPORATED BY REFERENCE IN THIS REPORT.

     THOSE SECTIONS OR PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 21, 1997, DESCRIBED IN PART III HEREOF, ARE INCORPORATED BY REFERENCE IN THIS REPORT.

================================================================================

                                     PART I

ITEM 1. BUSINESS

     The Company was incorporated in 1987 in the State of Illinois and was reincorporated in the State of Delaware in 1995. The Company owns, manages and operates ambulatory surgery centers. The Company also pursues opportunities to develop new facilities with hospitals and physician groups.

     The Company owns and operates freestanding ambulatory surgery centers that provide the medical and administrative support necessary for physicians to perform non-emergency surgical procedures. The Company operates a network of 32 surgery centers in twelve states and is developing new surgery centers. The Company provides alternate-site settings for high-quality surgical care that is more cost effective than hospital-based surgical care and that is increasingly preferred by physicians, payors and patients.

     The Company believes that many physicians prefer the efficiencies of freestanding ambulatory surgery centers because they enhance physicians' productivity by providing them with greater scheduling flexibility, more consistent nurse staffing and faster turnaround time between cases, allowing physicians to perform more surgeries in a defined period of time. In addition, new technology and advances in anesthesia and the addition of overnight recovery have significantly expanded the number and types of surgical procedures that are being performed in ambulatory surgery centers.

     The Company's objective is to establish a nationwide organization of freestanding ambulatory surgery centers in secondary and other selected markets by acquiring established centers and developing new centers. The Company seeks to provide a broad range of high-quality surgical services and to collaborate with other participants in local health care delivery systems. The key components of the Company's strategy are as follows:

- Acquire established ambulatory surgery centers that are seeking affiliation with an experienced operator having access to capital and other resources;

- Focus on secondary and other selected markets where the Company can establish a significant local presence or play an important role in the development of local integrated delivery systems;

- Develop new ambulatory surgery centers in markets where attractive acquisitions are not available or where the opportunity exists to increase the Company's presence in its existing markets;

- Develop joint ventures with hospitals and other providers to increase patient flow through joint marketing, access to managed care contracts and participation in a broader network of health care providers; and

- Expand the range of services offered to physicians and payors by offering state-of-the-art technology, administrative conveniences, flexible pricing alternatives and cost-effective care.

THE INDUSTRY

     The Company believes that overall health care expenditures will continue to increase with the aging of the population and the extension of health care coverage to previously uninsured groups. In recent years, government programs, private insurance companies, managed care organizations and self-insured employers have implemented various cost-containment measures to limit the growth of health care expenditures. These cost-containment measures, together with technological advances, have resulted in a significant shift in the delivery of health care services away from traditional inpatient hospitals to more cost-effective alternate sites, including ambulatory surgery centers.

     Industry sources estimate that in 1994 outpatient surgical procedures represented approximately 64.7% of all surgical procedures performed in the United States, compared with 31.3% in 1984, and that surgical procedures performed in freestanding ambulatory surgery centers comprised 19.0% of total outpatient surgery, compared with 7.9% in 1984. As of May 1996, there were approximately 2,340 surgery centers in the U.S., of which approximately 130 were owned by hospitals and approximately 510 were owned by corporate chains. The remaining approximately 1,700 centers were independently owned, primarily by physicians.

     Managed care organizations with significant numbers of covered lives are seeking to direct large numbers of patients to high-quality, low-cost providers and provider groups. In order to compete for the growing number of managed care patients, hospitals, physicians and other providers, including alternate site outpatient providers, are forming integrated delivery systems or provider joint ventures. The Company believes that there will be opportunities for well-positioned ambulatory surgery centers to participate in the development of these delivery systems and joint ventures.

     The Company believes that the following factors contribute to the growth of ambulatory surgery:

     Cost-Effective Alternative. Ambulatory surgery is generally less expensive than hospital inpatient surgery. In addition, the Company believes that surgery performed at a freestanding ambulatory surgery center is generally less expensive than hospital-based ambulatory surgery for a number of reasons, including lower facility development costs, more efficient staffing and space utilization and a specialized operating environment focused on cost containment.

     Managed Care. The Company believes managed care enrollment will continue to increase and that managed care organizations will seek high-quality, cost-effective health care services for their enrollees. As a result, the Company believes that interest in ambulatory surgery will grow as capitation and other reimbursement arrangements shift the risk for health care costs from traditional payors to providers such as hospitals and physician groups. "Capitation" is a reimbursement arrangement in which a health care provider receives a fixed payment per member per month for the provision of defined health care services to members of a managed care plan.

     Physician and Patient Preference. The Company believes that many physicians prefer freestanding ambulatory surgery centers. The Company believes that such centers enhance physicians' productivity by providing them with greater scheduling flexibility, more consistent nurse staffing and faster turnaround time between cases, allowing physicians to perform more surgeries in a defined period of time. In contrast, hospitals generally serve a broader group of physicians, including those involved with emergency procedures that must be given priority over scheduled non-emergency procedures, resulting in postponed or delayed surgeries. Additionally, many physicians choose to perform surgery in an ambulatory surgery center because their patients prefer the simplified admissions and discharge procedures and the less institutional atmosphere.

     New Technology. New technology and advances in anesthesia, which have been increasingly accepted by physicians, have significantly expanded the types of surgical procedures that are being performed in ambulatory surgery centers. Lasers, enhanced endoscopic techniques and fiber optics have reduced the trauma and recovery time of many surgical procedures. Improved anesthesia has shortened recovery time by minimizing post-operative side effects such as nausea and drowsiness, thereby avoiding, in some cases, overnight hospitalization.

     Extended Recovery. In recent years, some states have permitted extended recovery in ambulatory surgery centers. While states typically restrict the time period a patient may remain in an ambulatory surgery center after surgery, a number of states, including seven states in which the Company operates, allow extended recovery stays of up to 24 hours. Longer recovery stays are being considered in some states. Extended recovery significantly increases the types of procedures that can be performed in ambulatory surgery centers.

GROWTH STRATEGY

     The Company's objective is to establish a nationwide network of ambulatory surgery centers in secondary and other selected markets by acquiring established centers and developing new centers. The Company seeks to provide a broad range of high-quality surgical services and to collaborate with other participants in the health care delivery system. The key components of the Company's strategy are as follows:

     Focus on Secondary and Other Selected Markets. The Company plans to focus on those markets where, either directly or through affiliation with physicians, payors or hospitals, it can establish a significant local presence or play an important role in the development of local integrated delivery systems. The Company generally views secondary markets as those metropolitan areas with fewer than 250,000 residents and one or two hospitals. The Company believes that in secondary markets its centers can more easily achieve the scale that allows them to become a significant local health care provider and a more attractive partner in such delivery systems.

     Acquire Established Ambulatory Surgery Centers. The Company plans to continue acquiring established ambulatory surgery centers. The ambulatory surgery center industry is highly fragmented and is consolidating due to the increasing complexity of the regulatory and business aspects of health care, the growing influence of managed care, the rising cost of technology and the need for capital.

In addition, physician operators of surgery centers are experiencing increasing practice demands. The Company believes that a significant opportunity exists to acquire ambulatory surgery centers that are seeking affiliation with experienced operators having access to capital and other resources. The Company's goal is to acquire four to six additional ambulatory surgery centers by the end of 1997. See "Acquisition and Development Programs."

     Develop New Ambulatory Surgery Centers. The Company plans to develop new ambulatory surgery centers in selected markets. The Company pursues new center development in markets where attractive acquisitions are not available or where the opportunity exists to increase the Company's presence in its existing markets. In the future, the Company's new center development efforts will generally be undertaken in partnership with physicians, hospitals and other local health care participants, including, where the opportunity presents itself, acquisitions of centers that are currently under development. The Company believes that such partnerships or acquisitions minimize the time required to become an established provider. The Company's goal is to develop one to two additional ambulatory surgery centers by the end of 1997.

     Develop Joint Ventures with Hospitals, Physicians and Other Providers. The Company has established four joint ventures, established limited or general partnerships in 29 of its network of 32 centers, and is exploring additional alliances in selected markets. The Company believes that such affiliations increase patient flow through joint marketing, access to managed care contracts and participation in a broader network of health care providers. As part of its joint venture strategy, the Company intends to manage the surgery centers in which it and other health care providers have an equity interest. See "Acquisition and Development Programs."

     Expand Range of Services. The Company plans to continue to increase the number and types of surgeries performed at its centers. The Company is committed to adding programs and services for physicians and payors by providing state-of-the-art technology, administrative conveniences, flexible pricing alternatives and cost-effective care. The Company is also committed to offering extended recovery services wherever possible, enabling its centers to accommodate a wider range of higher-acuity procedures.

ACQUISITION AND DEVELOPMENT PROGRAMS

Acquisition Program
     The Company typically targets for acquisition ambulatory surgery centers that meet certain criteria, including market demographics, size, profitability, specialty mix, prominence within the local medical community, access to payors and opportunities for growth. The Company principally targets physician-owned ambulatory surgery centers. The Company believes that due to the increasing complexity of the regulatory and business aspects of health care, physicians are increasingly seeking affiliation with experienced ambulatory surgery center operators having access to capital and other resources. Approximately 48% of the approximately 1,700 physician-owned ambulatory surgery centers in the United States are smaller centers performing fewer than 1,000 cases per year and are often single specialty centers. The Company believes that, although some of these smaller centers represent acquisition opportunities, the remaining approximately 880 centers represent the more likely universe of acquisition candidates and that in excess of 200 of these centers meet the Company's acquisition criteria. In addition to the acquisitions of multi-specialty centers, the Company may take advantage of other opportunities that present themselves. Opportunities, such as the acquisition of single specialty centers or ambulatory centers operated by multi-market chains, may be pursued if those opportunities fit into the Company's growth strategy and compliment its existing base of centers. During 1996, the Company acquired 16 centers in seven separate transactions. The Company's goal is to effect four to six acquisitions by the end of 1997 and the Company is currently in various levels of discussion with additional centers regarding possible acquisition. There can be no assurance that the Company will be able to acquire additional surgery centers or, if acquired, that they can be operated profitably.

     Acquisition pricing has varied widely in recent years. In the late 1980's and early 1990's, large amounts of capital were being directed at many new ventures in the ambulatory surgery center industry. The Company believed that establishing scale and credibility were primary considerations to ensure its future access to capital. As a result, from mid-1991 through 1992, the Company acquired ten centers. However, during this period, the purchase prices for surgery centers escalated due to the large amounts of capital available to acquirors, the increased number of new acquirors in the market and the relatively low cost of capital to the publicly traded acquirors. The Company believes that during 1993, because of problems encountered by the non-surgery center operations of certain of its larger competitors and the uncertainty surrounding the changes in the health care industry, the capital available to acquirors of surgery centers began to shrink. However, sellers' expectations remained high. In light of this, the Company's management chose to (i) impose a stricter pricing discipline upon its proposed acquisitions and (ii) review carefully the position in existing markets of each center that the Company proposed to acquire to evaluate the likelihood of each center's continued growth and viability, taking into account the likely effects of the various federal and state health care reform efforts. Although the Company continued to make acquisition proposals during this period, the Company consummated only two acquisitions in 1993 and 1994.

     The Company believes that more recently, the pricing environment for acquisitions of ambulatory surgical centers has improved and it appears that significant government reform of the U.S. health care delivery system is unlikely. The Company believes that the current pricing environment for acquisitions is attractive and that acquisitions prices have declined for several reasons, including a reduction in potential sellers' expectations and a reduction in the potential universe of buyers as many of the early acquirors of surgery centers have either been unable to raise additional capital or have been acquired themselves.

Development Program
     The Company develops new centers in markets where attractive acquisitions are not available or where the Company seeks to increase its presence in markets in which it already operates. In its development efforts, the Company targets markets that have attractive size and demographic characteristics and a high level of interest on the part of local physicians, hospitals or payors. Historically, the Company's development strategy was based on a structure involving majority Company ownership through joint venture arrangements with local physicians. In the future, the Company's development strategy may also include joint venture arrangements with local hospitals, physicians and other providers, including the acquisition of centers that are currently under development. In some cases, this may include instances of minority ownership by the Company. In light of the Company's experience and the slower than anticipated startup of the development centers opened by the Company in 1994, the Company believes that this broadened development strategy will provide greater access to patients and minimize the time required to become an established provider.

OPERATION OF SURGERY CENTERS

     The Company operates a network of 32 surgery centers in twelve states and is currently developing three new surgery centers. The Company's surgery center network has a total of 93 operating rooms and 46 treatment rooms. The Company's surgery centers are typically owned through limited or general partnerships in which a wholly owned subsidiary of the Company owns a general partnership interest and is the managing general partner of the surgery center. Local physicians and the subsidiary generally own the limited partnership interests and, in three instances, hospitals also own limited partnership interests.

     The Company's typical multi-specialty surgery center is a freestanding facility with three to five fully equipped operating rooms, one or two treatment rooms and ancillary areas for reception, pre-operative preparation, recovery and administration. The Company's typical endoscopy center, which performs primarily gastroenterological procedures, has two treatment rooms and ancillary areas for reception, pre-operation preparation, recovery and administration and may also have an operation room. The Company's surgery centers are generally located in close proximity to physicians' offices. Each of the Company's surgery centers is available for use only by licensed physicians who have been approved by the center's medical credentialling committee.

     The following table sets forth information regarding each of the centers operated by the Company.

                           Date                              Number of     Number of     Extended
                        operations          Percentage       operating     treatment     recovery
    Location           began by NSC        ownership(1)        rooms         rooms        service
------------------     ------------        ------------        -----         -----        -------
Bremerton, WA          October 1991            89.0              3              1            X
Brownsville, TX        November 1991           59.0              4              1
Fayetteville, NC       November 1991           50.2              9             --            X
Norman, OK             November 1991           90.0              4              1            X
Greensboro, NC         June 1992              100.0             11              3            X
Seattle, WA            June 1992               54.0              7             --            X
Provo, UT              October 1992           100.0              5             --            X
Elizabethtown, KY      November 1992           79.5              3              1            X
Bakersfield, CA        January 1993            89.0              2              1
Somerset, KY           November 1993           87.5              2              1            X
Las Vegas, NV          August 1994             69.6              4              3            X
Santa Monica, CA       August 1994             88.9              5              3            X
Las Vegas, NV          February 1995           10.0              2              1
Oxnard, CA             August 1995             85.0              4              1
Greensboro, NC         October 1995            80.3              2             --
Chula Vista, CA        February 1996           51.0             --              2
Ft. Worth, TX          February 1996           51.0             --              2
Long Beach, CA         February 1996           50.0             --              3
Newport Beach, CA      February 1996           70.0             --              2
San Diego, CA          February 1996           58.3             --              3
Thousand Oaks, CA      February 1996           80.0             --              2
Kent, OH               April 1996              84.0              2              1
Atlanta, GA            May 1996                66.0              3             --
Billings, MT           January 1996           100.0              4             --
Cincinnati, OH         May 1996                58.0              1              1
Houston, TX            May 1996                60.8              3              1            X
Miami, FL              May 1996                60.0              4              3
Sarasota, FL           May 1996                60.0              1              2
Humble, TX             September 1996          10.0              4              2            X
Auburn, CA             November 1996           88.3              2              2
San Mateo, CA          December 1996           38.5             --              2
Port St. Lucie, FL     January 1997            80.0              2              1

(1)  Includes general partnership and limited partnership units

     The Company provides services to a wide range of specialties including: ophthalmology, orthopedic surgery, otorhinolaryngology (ear, nose and throat), gynecology, general surgery, gastroenterology, anesthesiology, neurosurgery, oral surgery, plastic surgery, podiatry and urology. Medicare currently approves over 2,400 types of surgical procedures that may be performed in ambulatory surgery centers, up from 1,500 types in 1992. Common procedures performed in the Company's surgery centers include knee and shoulder arthroscopy, laparoscopy, hernia repair, tubal ligations and removal of cataracts.

     Twelve of the Company's multi-specialty surgery centers currently provide for extended recovery stays. The Company intends to offer extended recovery services at its multi-specialty facilities if permitted by state law. The Company's ability to develop such recovery care facilities is dependent on state regulatory environments. Extended recovery capability generally permits higher acuity and higher revenue procedures to be performed, including the following:

    SPECIALTY             HIGHER ACUITY PROCEDURES
    ---------             ------------------------
    Orthopedic surgery    Anterior cruciate ligament repair, shoulder
                          surgery, total knee replacements, micro discectomies
                          and laminectomies (back surgery)
    Gynecology            Laparascopically assisted vaginal hysterectomies

    General surgery       Laparascopically assisted hernia repair and
                          laparascopic cholecystectomy

     After a physician determines that surgery is necessary and can be appropriately performed in an ambulatory surgery center, the physician and patient schedule the surgery and, if appropriate, request extended recovery services. The surgery center's staff subsequently contacts the patient by telephone to obtain payor and other patient information and to ensure that the patient has arranged to be transported home following the recovery period. Patients generally arrive at the center approximately one hour before scheduled surgery to allow time for admission and a review of their medical history. A local or general anesthetic is administered and the surgery is performed. After surgery, patients generally spend three hours in the recovery area before being discharged by the center's anesthesiologist or being transferred to the surgery center's extended recovery area.

     The Company's multi-specialty surgery centers generally employ a staff of between 15 and 30 and its endoscopy centers generally employ a staff of between five and fifteen, depending on the size of the facility and the volume of cases. The staff includes a center administrator, a business manager, a clinical director, registered nurses, operating room technicians and clerical workers. The center administrator is responsible for general oversight of the center's operations, including liaison with physicians and coordination of marketing efforts and reports to a regional or corporate vice president. The business manager is responsible for the center's financial records and patient billing and collections. The clinical director is responsible for providing leadership and coordination for the professional and support staff and ensuring efficient scheduling and staffing for the physicians.

     The Company provides each of its surgery centers with a full range of financial, marketing and operating services as well as data processing support both for internal operational control and for the orderly conduct of business office functions. This includes a financial reporting and accounting package, a billing and accounts receivable system, inventory and accounts payable systems and a patient record-keeping system. Corporate management also supports local marketing activities, including the analysis of market conditions and patient utilization patterns and the development of prices and services which are competitive with those offered by other local health care providers. The Company, where appropriate, executes master agreements for purchasing equipment and supplies enabling each center to realize the economies of scale available through volume purchases. In addition, the Company provides support for Medicare certification, local regulatory licensure and accreditation efforts.

QUALITY ASSURANCE

     The Company's surgery centers implement quality assurance procedures to ensure a high level of care provided at the surgery centers. Each center has a medical advisory committee comprised of three to ten physicians that reviews the professional credentials of physicians applying for medical staff privileges at the center. In addition, each center has a medical director who supervises and is responsible for the quality of medical care provided at the center. The medical director, who is generally a practicing surgeon or anesthesiologist, reports directly to the center's medical advisory committee. The center administrator or clinical director, in conjunction with the medical director, reviews and monitors surgical outcomes along with procedures performed and the quality of the logistical, medical and technological support provided to the physician. In addition, the patient is contacted by a center nurse on the day following discharge to check on the patient's condition and to survey the patient as to the quality of care provided. The Company believes that this direct, systematic feedback from both physician and patient is an effective way to monitor the level of care at each center. All of the Company's centers are Medicare certified, which certification is required to obtain Medicare reimbursement. Additionally, the Company's surgery centers seek approval by either the Joint Commission for Accreditation of Health Care Organizations ("JCAHO") or the Accrediting Association of Ambulatory Health Care ("AAAHC"), which are industry-based, self-regulatory organizations which grant accreditation of surgery centers based on established criteria as an additional indication of a center's quality. The Company is seeking accreditation in all of its centers that have not been approved by either the JCAHO or the AAAHC.

MARKETING

     Marketing activities directed at physicians and other health care providers are coordinated locally by the individual center and are supplemented by corporate management. These activities generally emphasize advantages offered by the Company's surgery centers, such as the proximity of surgery centers to physicians' offices, the ability to schedule consecutive cases without preemption by inpatient or emergency procedures, the rapid turnaround time between cases, the high technical capability and low turnover and consistency of nurse staffing, state-of-the-art surgical equipment and the simplified administrative procedures. A target list of physicians is developed at each local surgery center. Although the center administrator is the primary point of contact, physicians who utilize the Company's surgery centers are important sources of recommendation to other physicians regarding the benefits of using the Company's surgery centers. The Company periodically reviews each center's physician marketing list and its progress in contacting and successfully attracting local physicians.

     The Company also markets its surgery centers directly to payors, including HMOs, PPOs, other managed care organizations, employers and other payor-groups. Payor-group marketing activities conducted by the Company's management and center administrators emphasize the high quality of care, cost advantages and convenience of the Company's surgery centers and are focused on making each center an approved provider under local managed care plans. In addition, the Company is pursuing relationships with physician groups in its markets in order to promote jointly its surgery centers and the physician groups to payors. In some instances, this may involve invoicing the centers' charges, on a case rate basis, with the surgeon, anesthesiologist, lab, x-ray and pathology charges combined to provide the payor with one all-inclusive bill to cover an episode of care.

COMPETITION

     In each of its markets, the Company competes principally with hospitals and other operators of freestanding surgery centers to attract physicians and patients to its ambulatory surgery centers and for inclusion in managed care programs. In developing new surgery centers and acquiring existing surgery centers the Company competes with other surgery center companies and local hospitals. In competing for physicians and patients, important competitive factors are convenience, cost, quality of service, physician loyalty and reputation. Hospitals have many competitive advantages in attracting physicians and patients, including established standing in the community, historical physician loyalty and convenience for physicians making rounds or performing inpatient surgery in the hospital. However, the Company believes that many physicians prefer to utilize and affiliate with freestanding ambulatory surgery centers due to greater scheduling flexibility, more consistent nurse staffing and faster turnaround time between cases, thereby allowing a physician to perform more surgeries in a defined period of time.

GOVERNMENT HEALTH CARE REGULATION

Health Care Reform

     In recent years, a variety of legislative proposals designed to change access to and payment for health care services in the United States have been introduced. Although no health reform proposals were passed by Congress to date, other proposed health care reform legislation, including the regulation of patient referral practices, reimbursement of health care providers, formation and operation of physician joint ventures and tort reform, has been and may be considered by Congress and the legislatures of many of the states in which the Company operates. No predictions can be made as to whether health care reform legislation or similar legislation will be enacted or, if enacted, its effect on the Company. Any federal or state legislation prohibiting, among other things, the referral to or treatment of patients at surgery centers by health care providers with an investment interest in the surgery centers may have a material adverse effect on the Company. In the event that Federal or state regulations prohibit the ownership of surgery centers by physicians, the Company would seek to purchase the interests held by its limited partner physicians. Some of the Company's limited partnership agreements contain a provision which allows the Company to purchase the interest of each limited partner for an amount equal to a multiple of the partner's allocation of taxable income in the most recent calendar year. The Company may, at its option, issue cash, notes, or stock, including unregistered stock, to purchase such limited partners' interests. The Company believes that it would be able to buy out all of its limited partners if required.

Regulatory Environment

     The Company's surgery centers and the physicians utilizing its centers are subject to numerous regulatory, accreditation and certification requirements, including requirements related to licensure, certificate of need, reimbursement from insurance companies and other private third-party payors, Medicare and Medicaid participation and reimbursement, and utilization and quality review organizations. The grant and renewal of these licenses, certifications and accreditations are based upon governmental and private regulatory agency inspections, surveys, audits, investigations or other reviews, including self-reporting requirements. An adverse review or determination by any regulatory authority could result in denial of a center's plan of development or proposed expansion of facilities or services, the loss or restriction of licensure by a center or one of its practitioners, or loss of center certification or accreditation. A regulatory authority could also reduce, delay or terminate reimbursement to a center or require repayment of reimbursement received. The loss, denial or restriction of any such licensure, accreditation, certification (including certificates of need or exemption therefrom) or reimbursement through changes in the regulatory requirements, an enforcement action, or otherwise, could have a material adverse effect on the Company.

     Federal Fraud and Abuse Statute. Under the Medicare and Medicaid programs, the federal government enforces a federal statute (the "Fraud and Abuse Statute") that prohibits the offer, payment, solicitation or receipt of any remuneration, directly or indirectly, overtly or covertly, in cash or in kind to induce or in exchange for (i) the referral of patients covered by the programs, or (ii) the leasing, purchasing, ordering, or arranging for or recommending the lease, purchase, or order of any item, good, facility or service covered by the programs. The federal courts have held that an arrangement violates the Fraud and Abuse Statute if one purpose of a transaction which results in the payment of remuneration (including the distribution of profits) is to induce the referral of patients covered by the Medicare and Medicaid programs, even if another purpose of the payment is to compensate an individual for professional services. Violations of such statute can result in criminal penalties, civil monetary penalties and exclusion from the Medicare and Medicaid programs. In an attempt to clarify which arrangements are exempt from program exclusion, civil sanctions or criminal prosecution under the Fraud and Abuse Statute, the Department of Health and Human Services published in 1991 a set of "safe harbor" regulations outlining practices that are deemed not to violate the Fraud and Abuse Statute. Although compliance with one of the safe harbors assures participants that an arrangement does not violate the Fraud and Abuse Statute, failure of an arrangement to fit within a safe harbor provision does not necessarily mean that arrangement violates the Fraud and Abuse Statute. Although the Company has determined that the current ownership structure of its surgery centers does not fit within any of the safe harbors applicable to investments in health care providers by physicians who are in a position to make or influence referrals, it believes that its arrangements with physicians do not fall within the activities prohibited by the Fraud and Abuse Statute. However, no assurances can be given that regulatory authorities might not assert a contrary position or that new laws, or the interpretation of existing laws, might not adversely affect relationships established by the Company with physicians or other health care providers or result in the imposition of penalties on the Company or its facilities.

     "Stark Laws." The Company's surgery centers and their physicians, dentists and podiatrists are also subject to the Ethics in Patient Referrals Act of 1989 (the "Stark Law"). Unless excepted, a physician, dentist or podiatrist may not make a referral of a Medicaid or Medicare patient to any clinical laboratory services provider with whom he or she has a financial relationship (either investment or compensation) for such restricted services and any provider who accepts such a referral may not bill for the service provided pursuant to the referral. Sanctions for violating the Stark Law can include civil monetary penalties and exclusion from Medicare and Medicaid. Unlike the Fraud and Abuse Statute in which an activity may fall outside a safe harbor and still not violate the law, a referral under the Stark Law that does not fall within an exception is strictly prohibited. In August 1993, Congress passed legislation ("Stark II") that, effective January 1, 1995, expanded the self-referral ban to include a number of health care services provided by entities with which the physicians may have an ownership interest or a financial relationship, although it does not specifically prohibit referrals by physicians with an ownership interest in, or financial relationship with, an ambulatory surgery center, provided that the surgery services are not provided as "outpatient hospital services." Ambulatory surgery is not included in the list of restricted services and the Company does not believe that ambulatory surgery is subject to the Stark restrictions.

     AMA Restrictions. In June 1994, the American Medical Association severely restricted the ability of physicians to refer to entities in which such physicians have an ownership interest, except when the physician directly provides care or services at a facility that is an extension of the physician's practice and in very limited circumstances such as in rural areas where there is lack of available capital from non-physician sources. If the American Medical Association changes its ethical requirements to preclude all referrals by physicians, physician referrals to the Company's ambulatory surgery centers could be adversely affected. It is possible that a prohibition on physician ownership could adversely affect the Company's future operations, although the Company believes that the majority of physicians would continue to perform surgery at the surgery centers even if they were no longer limited partners.

     State Anti-Referral Laws. In addition to the federal Fraud and Abuse Statute and the Stark Laws, certain states in which the Company operates have enacted similar patient referral legislation. The Company believes its surgery centers' operations are consistent with applicable statutes of the states in which they operate because either the state statute (i) excludes from the definition of referral the recommendation by a health care provider that a patient utilize the types of services provided at the center, (ii) exempts health care provider investors who directly provide services at the facility and are personally involved in the rendering of care to the referred patient, or
(iii) does not encompass the provider specialty or services rendered at the center.

     Infectious Waste. As generators of infectious waste, the Company's surgery centers are required to satisfy all federal, state and local waste disposal requirements. If any regulatory agency finds a center to be in violation of waste laws, penalties and fines may be imposed for each day of violation, and the affected center could be forced to cease operations. The Company believes its surgery centers dispose of such waste properly.

INSURANCE

         The Company maintains medical malpractice insurance under one insurance policy in the amount of $1.0 million per occurrence and $3.0 million in the aggregate, with retention limits of $100,000 per occurrence and $200,000 in the aggregate. In addition, the Company maintains excess medical malpractice and general liability insurance in the amount of $25.0 million.

EMPLOYEES

     As of December 31, 1996, the Company had 519 full-time employees, 24 of whom were corporate personnel. The remaining full-time employees, most of whom are nurses and office personnel, work at the surgery centers. None of the Company's employees is covered by a collective bargaining agreement. The Company considers relations with its employees to be good.

RECENT DEVELOPMENTS

     Effective January 1, 1997, the Company purchased an 80% interest in Day Surgery Center located in Port St. Lucie, Florida. The acquisition was accounted for using the purchase method of accounting.

ITEM 2. PROPERTIES

     The Company's multi-specialty surgery centers range from 4,900 to 26,000 square feet, with the typical surgery center occupying approximately 13,000 square feet, while the endoscopy centers range from 2,600 to 4,800 square feet. The Company's surgery centers typically lease their facilities pursuant to long-term lease agreements expiring from 1997 to 2015, most of which contain options to extend the lease period for up to ten additional years. In certain instances, the Company has financed the surgery center facility through long-term mortgages or other financing arrangements in which the lender has a secured or collateralized interest. The Company's principal executive officers are situated in approximately 8,500 square feet located at 30 South Wacker Drive, Suite 2302, Chicago, Illinois 60606. The Company leases this property and the current lease expires in 2002. See "Operation of Surgery Centers" above for a list of the Company's surgery centers.

                                       EXPIRATION                   TYPE OF
           LOCATION                       DATE                    ENCUMBRANCE
           --------                       ----                    -----------
        Billings, MT                 Month to Month                  Lease
        Greensboro, NC                  May 1999                     Lease
        Auburn, CA                      June 1999                    Lease
        Chula Vista, CA               January 2000                   Lease
        Bremerton, WA                  August 2000                   Lease
        Atlanta, GA                   November 2000                  Lease
        San Mateo, CA                  March 2001                    Lease
        Houston, TX                     May 2002                     Lease
        Norman, OK                      June 2002                    Lease
        Seattle, WA                   November 2002                  Lease
        San Diego, CA                 January 2003                   Lease
        Somerset, KY                    June 2003                    Lease
        Port St. Lucie, FL             August 2003                   Lease
        Greensboro, NC                January 2004                   Lease

        Sarasota, FL                   March 2004                    Lease
        Newport Beach, CA              April 2004                    Lease
        Santa Monica, CA               April 2004                    Lease
        Kent, OH                        May 2004                     Lease
        Long Beach, CA                  May 2004                     Lease
        Fort Worth, TX                  June 2004                    Lease
        Cincinnati, OH                October 2004                   Lease
        Miami, FL                     December 2004                  Lease
        Thousand Oaks, CA             January 2005                   Lease
        Bakersfield, CA                 May 2008                     Lease
        Las Vegas, NV                   June 2008                    Lease
        Las Vegas, NV                   July 2009                    Lease
        Provo, UT                    September  2012                 Lease
        Fayetteville, NC                July 2015                    Lease
        Brownsville, TX               November 2001             Collateralized
        Elizabethtown, KY             February 2008                Mortgage
        Oxnard, CA                         ---                       Owned

ITEM 3. LEGAL PROCEEDINGS

     The Company is party to certain claims and litigation in the ordinary course of business. The Company is not involved in any legal proceeding that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's security holders during the fourth quarter of fiscal 1996.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

     The common stock of the Company has been included for quotation in the Nasdaq National Market under the symbol "NSCI" since the Company's initial public offering of common stock on November 10, 1995. Prior to that time, there was no public market for the common stock. The following table sets the high and low closing prices for the common stock for the periods indicated as reported by the Nasdaq National Market.

                                                     High              Low
                                                    ------            ------
     Year Ended December 31, 1995
          Fourth Quarter (1)(2)                     $15.33            $12.17

     Year Ended December 31, 1996
          First Quarter(1)                          $22.00            $14.33
          Second Quarter(1)                          31.50             18.67
          Third Quarter                              30.25             22.50
          Fourth Quarter                             38.00             24.75


(1) Adjusted to reflect the 3-for-2 stock split of the Company's common stock effected in May 1996.
(2) Represents trading of the common stock from November 10, 1995 to December 31, 1995.

     The Company has never paid cash dividends on its common stock and the Board of Directors intends to continue a policy of retaining any earnings for use in the Company's operations and to fund the Company's and its area developers' expansion program. The Company does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's loan agreement contains a prohibition on the payment of any cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The information contained in the Company's Annual Report to Shareholders for the fiscal year ended 1996 (the "Annual Report"), under the caption "Selected Consolidated Financial Highlights," and only such information, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information contained in the Company's Annual Report to Shareholders, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and only such information, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information contained in the Company's Annual Report to Shareholders, under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and " Report of Independent Auditors," and only such information, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

     The information appearing under the captions "Election of Class II Directors" and "Class I and Class III Directors" in the Company's proxy statement for the Annual Meeting of the Stockholders scheduled for May 21, 1997 (the "Proxy Statement") is incorporated herein by reference.

EXECUTIVE OFFICERS

                                                                                     Officer
Executive Officer's Name      Age                     Position(s)                     Since
------------------------      ---                     -----------                    -------
E. Timothy Geary              46       Chairman of the Board of Directors, Chief      1987
                                       Executive Officer and President
John G. Rex-Waller            44       Executive Vice President,                      1991
                                       Secretary and Treasurer
Bryan S. Fisher               38       Vice President and Chief Financial Officer     1993
Dennis D. Solheim             45       Vice President of Development                  1991
Richard D. Pence              42       Vice President of Operations                   1991
Dennis J. Zamojski            39       Vice President of Operations                   1992

     Mr. Geary, has served as the Company's Chief Executive Officer, President and Chairman of the Board since its founding in 1987. Mr. Geary served as a Vice President of Operations and Development, respectively, with Medical Care International, Inc. ("Medical Care"), a large owner and operator of freestanding ambulatory surgery centers, from 1983 to 1987. Mr. Geary is a graduate of the College at the University of Chicago and the University of Chicago Graduate School of Business. Mr. Geary serves on the Board of the Federated Ambulatory Surgery Association ("FASA"), an industry association.

     Mr. Rex-Waller has served as a director, Secretary and Treasurer, since 1991; as its Chief Financial Officer from 1991 to 1995; and as its Executive Vice President since 1996. Mr. Rex-Waller was a Senior Vice President-Corporate Finance with Dean Witter Reynolds Inc. from 1984 to 1991. Mr. Rex-Waller is a graduate of the University of Chicago Graduate School of Business, attended Hertford College, Oxford as a Rhodes Scholar and has an undergraduate degree in Civil Engineering from the University of Cape Town.

     Mr. Fisher joined the Company in 1991 as Controller, has served as a Vice President of the Company since 1993, and as the Company's Chief Financial Officer since 1996. Mr. Fisher was an Accounting Manager and Assistant Controller for Medical Care and, prior to that, an auditor for KPMG Peat Marwick from 1984 to 1989. Mr. Fisher is a graduate of Brigham Young University and is a certified public accountant.

     Mr. Solheim joined the Company as Project Manager in 1988 and has served as a Vice President of the Company since 1991. Mr. Solheim was a Regional Director for Medical Care from 1983 to 1988. Mr. Solheim is a graduate of Iowa State University.

     Mr. Pence joined the Company as a Vice President in 1991. Mr. Pence was a Vice President and, previously Controller, for Medical Care from 1982 to 1991. Mr. Pence is a graduate of the University of Alabama and the Masters of Business Administration program of Southern Methodist University.

     Mr. Zamojski joined the Company as a Vice President in 1992. Mr. Zamojski was a Vice President with Medical Care from 1983 to 1992. Mr. Zamojski is a graduate of the nursing program of Erie Community College, the State University of New York and the Masters of Health Care Administration program of the Medical College of Virginia/Virginia Commonwealth University.

ITEM 11. EXECUTIVE COMPENSATION.

     The information appearing under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information appearing under the caption "Principal Stockholders and Securities Ownership of Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information appearing under the captions "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement are incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

(A)(1) FINANCIAL STATEMENTS

     Reference is made to the information set forth in Part II, Item 8 of this Report, which information is incorporated herein by reference.

(A)(2) FINANCIAL STATEMENT SCHEDULES

        (i)  Schedule II -- Valuation of Qualifying Accounts          S-1
       (ii)  Report of Independent Auditors on Schedules        See Exhibit 23.1

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because the required information is not significant or is included in the financial statements or the notes thereto, or is not applicable.

 (A)(3) EXHIBITS

     The exhibits to this report are listed in the Exhibit Index included elsewhere herein. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

    10.1    Amended and Restated 1992 Stock Option Plan of the Company
    10.2    Employee Stock Purchase Plan of the Company
    10.9    Form of Employment Agreement between the Company and E. Timothy Geary
    10.10   Form Employment Agreement between the Company and John G. Rex-Waller
    10.11   Form of Employment Agreement between the Company and Dennis D. Solheim
    10.12   Form of Employment Agreement between the Company and Richard D. Pence
    10.13   Form of Employment Agreement between the Company and Dennis J. Zamojski
    10.14   Management Agreement dated November 22, 1991 among Physicians Ambulatory
            Management Corp., NSC Fayetteville, Inc. and Fayetteville Ambulatory Surgery
            Center Limited Partnership
    10.27   1997 Non-Employee Directors Stock Option Plan


(B) REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of 1996.

(C) EXHIBITS

     Exhibit
     Number      Description of Exhibit                                       Page +
     -------     ----------------------                                       ------
       3.1*      Certificate of Incorporation of the Company
       3.2       Bylaws of the Company
       4.1*      Specimen certificate representing shares of Common Stock
       4.2*      Debenture and Warrant Purchase Agreement dated June 22,
                 1992 between the Company and WCAS Capital Partners II, L.P.
                 ("WCAS II")
       4.3*      10 1/2% Subordinated Redeemable Debenture Due June 22,
                 2002 dated June 22, 1992 issued by the Company to WCAS II
       4.4*      10 1/2% Subordinated Redeemable Debenture Due October 27,
                 2002 dated October 27, 1992 issued by the Company to WCAS
                 II
      10.1       Amended and Restated 1992 Stock Option Plan of the Company
      10.2**     Employee Stock Purchase Plan of the Company
      10.3*      Lease dated December 22, 1988 between Surgical Center Investors,
                 Ltd.  ("SCI") and Surgical Center of Greensboro, Inc. ("SCE")
      10.4*      Agreement dated June 23, 1992 among SCI, Surgical Care and SCE
      10.5*      Second Amendment to Lease dated September 24, 1992 between SCI and NSC Greensboro, Inc.
      10.6*      Common Stock Purchase Agreement dated August 18, 1994 between the Company and J.P.  Morgan Capital Corporation ("JPMCC")
      10.7*      Amended and Restated Credit Agreement dated August 18, 1994 between the Company and Continental Bank
      10.8*      Supplemental Agreement No.  3 dated March 31, 1995 between the
                 Company and Bank of America Illinois (formerly known as
                 Continental Bank)
      10.9*      Form of Employment Agreement between the Company and
                 E. Timothy Geary ("ETG")
      10.10*     Form Employment Agreement between the Company and John G.
                 Rex-Waller ("JRW")
      10.11*     Form of Employment Agreement between the Company and
                 Dennis D. Solheim
      10.12*     Form of Employment Agreement between the Company and
                 Richard D. Pence
      10.13*     Form of Employment Agreement between the Company and
                 Dennis J. Zamojski
      10.14*     Management Agreement dated November 22, 1991 among
                 Physicians Ambulatory Management Corp. ("PAM"), NSC
                 Fayetteville, Inc. and Fayetteville Ambulatory Surgery Center
                 Limited Partnership
      10.15*     Amended and Restated Registration Rights Agreement dated
                 August 18, 1994 among the Company, Welsh, Carson, Anderson

                 & Stowe V, L.P. ("WCAS V"), WCA Management Corp., Camp
                 Hill Associates II, WILBLAIRCO Associates, ETG, JRW and
                 JPMCC
      10.16* Convertible Subordinated Note dated December 16, 1994, for $1,750,000 of the Company made payable to Village
                 Ambulatory Surgery Associates, Inc. ("VASA")
      10.17* Subordinated Note dated December 16, 1994, for $350,000, of the Company made payable to VASA
      10.18*     Convertible Subordinated Note dated December 16, 1994, for
                 $780,000, of the Company made payable to  VASA
      10.19*     Convertible Subordinated Note dated December 16, 1994, for for $275,000, of the Company made payable to PAM
      10.20*     Convertible Subordinated Note dated December 16, 1994, for for $68,752, of the Company made payable to John T. Henley, Jr.
      10.21*     Warrant Purchase Agreement dated June 24, 1992 between the
                 Company and WCAS V
      10.22*     Stock Subscription Warrant dated June 24, 1992 issued by the
                 Company to WCAS V
      10.23* Warrant Amendment dated August 18, 1994 between the Company and WCAS II
      10.25*     Second Amendment to Warrant dated August 18, 1994 between the
                 Company and WCAS II
      10.26* Second Amendment to Warrant dated December 31, 1994 between the Company and WCAS II
      10.27      1997 Non-Employee Directors Stock Option Plan
      11.1       Computation of Income Per Common Share
      13.1 Registrant's Annual Report to Shareholders for the fiscal year ended 1996 (for the information of the Commission and not deemed "filed" with the Commission, except for the portions expressly incorporated by reference in this report).
      21.1       Subsidiaries of the Company
      23.1       Consent of Ernst & Young LLP
      27.1       Financial Data Schedule

*Incorporated by reference to the corresponding exhibit to the Company's registration statement on Form S-1 Registration No. 33-96996

**Incorporated by reference to the corresponding exhibit to the Company's registration statement on Form S-1 Registration No. 333-12927.

+This information appears only in the manually signed copy of this Registration Statement.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NATIONAL SURGERY CENTERS, INC.

                             By:    /s/  E. Timothy Geary
                                     -----------------------------------------
                                     E. Timothy Geary
                                     Chairman of the Board of Directors, Chief
                                     Executive Officer and President

                              Date:  March 24, 1997
                                     ------------------------------------------

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

               SIGNATURE                                TITLE
               ---------                                -----
      PRINCIPAL EXECUTIVE OFFICER:

          /s/ E. Timothy Geary          Chairman of the Board of Directors,
      ----------------------------     Chief Executive Officer and President
            E. Timothy Geary

             March 24, 1997
      ----------------------------
                  Date

    PRINCIPAL FINANCIAL OFFICER AND
      PRINCIPAL ACCOUNTING OFFICER:

           /s/ Bryan S. Fisher        Vice President and Chief Financial Officer
      ----------------------------
             Bryan S. Fisher

             March 24, 1997
      ----------------------------
                  Date

                  Directors:

        /s/ John G. Rex-Waller                       Director
      ----------------------------
           John G. Rex-Waller

             March 24, 1997
      ----------------------------
                  Date



           /s/ John K. Carlyle                       Director
      ----------------------------
            John K. Carlyle

            March 24, 1997
      ----------------------------
                  Date


          /s/ Russell L. Carson                      Director
      ----------------------------
            Russell L. Carson

            March 24, 1997
      ----------------------------
                  Date


      /s/ John T. Henley, Jr., M.D.                  Director
      ----------------------------
        John T. Henley, Jr., M.D.

            March 24, 1997
      ----------------------------
                  Date


       /s/ Donald E. Linder, M.D.                    Director
      ----------------------------
         Donald E. Linder, M.D.

            March 24, 1997
      ----------------------------
                  Date


         /s/ Rocco A. Ortenzio                       Director
      ----------------------------
            Rocco A. Ortenzio

            March 24, 1997
      ----------------------------
                   Date


Schedule II - Valuation of Qualifying Accounts
(in thousands)

                                        Charge to                       Charged to
                                        Beginning      Costs and           Other                         Ending
                                         Balance       Expenses         Accounts(1)   Deductions(2)      Balance
                                        ---------      ---------        -----------   -------------      -------
Allowance for Uncollectible Accounts Receivable

Year ended December 31, 1994               $ 768         $1,067           $   -          $  737            $1,098

Year ended December 31, 1995               1,098          1,166              46           1,143             1,167

Year ended December 31, 1996               1,167          2,674              94           2,212             1,723

--------

     1 Represents allowances for uncollectible accounts of acquired centers net of centers divested.

     2    Represents charges off of accounts receivable net of recoveries.