Form 10-Q
period 1997-03-31
NATIONAL SURGERY CENTERS INC \DE\
filed 1997-05-14
CIK 1000756

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarter period ended March 31, 1997 or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from _________ to ________

Commission File Number:  0-27162

                         NATIONAL SURGERY CENTERS, INC.

                           Delaware                                              36-3549627
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)


30 South Wacker Drive, Suite 2302, Chicago, Illinois                    60606
(Address of principal executive offices)                              (Zip Code)


                                 (312) 655-1400
               Registrants telephone number, including area code


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    [_] Yes     [X] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, par value $.01; 11,732,993 shares outstanding at May 12, 1997 Non-Voting common stock, par value $.01; 254,313 shares outstanding at May 12, 1997

                         National Surgery Centers, Inc.

                                   FORM 10-Q

                                     INDEX

PART I    FINANCIAL INFORMATION                                             PAGE
          ---------------------                                             ----

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1997 and
          December 31, 1996...............................................  3

          Consolidated Statements of Income for the Three
          Month Periods Ended March 31, 1997 and 1996.....................  4

          Consolidated Statements of Cash Flows for the
          Three Month Periods Ended March 31, 1997 and 1996...............  5

          Notes to Consolidated Financial Statements......................  6

Item 2.   Management's Discussion and Analysis of the Consolidated
          Financial Condition and Results of Operations...................  7


PART II   OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings...............................................  None

Item 2.   Changes in Securities...........................................  None

Item 3.   Defaults Upon Senior Securities.................................  None

Item 4.   Submission of Matters to a Vote of Security Holders.............  None

Item 5.   Exhibits and Reports on Form 8-K................................  10

SIGNATURES................................................................  11

CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)


                                                                            March 31,  December 31,
                                                                              1997         1996
                                                                            ---------  ------------
ASSETS
Current assets:
 Cash and cash equivalents                                                  $ 13,472     $  9,721
 Short-term investments                                                       35,110       41,614
 Accounts receivable (less allowance for uncollectible accounts
  of $1,880 and $1,723)                                                       13,463       13,223
 Inventories                                                                   2,614        2,548
 Prepaid expenses                                                                998        2,383
 Other current assets                                                            565          724
                                                                            --------     --------
                                                                              66,222       70,213
                                                                            --------     --------
Property and equipment                                                        45,584       44,167
 Less accumulated depreciation and amortization                              (12,012)     (10,805)
                                                                            --------     --------
                                                                              33,572       33,362
                                                                            --------     --------
Other assets:
 Excess of purchase price over net assets acquired (less accumulated
  amortization of $2,290 and $2,045)                                          36,911       32,181
 Deferred income taxes                                                         2,428        3,074
 Other long-term assets                                                        3,734        3,422
                                                                            --------     --------
                                                                              43,073       38,677
                                                                            --------     --------
                                                                            $142,867     $142,252
                                                                            ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current installments of long-term debt                                     $  1,796     $  3,464
 Accounts payable and accrued expenses                                         5,590        6,781
                                                                            --------     --------
                                                                               7,386       10,245
                                                                            --------     --------
Long-term debt, less current installments:
 Long-term debt                                                                6,298        6,353
 Convertible notes                                                               637          637
                                                                            --------     --------
                                                                               6,935        6,990
                                                                            --------     --------
Other long-term liabilities                                                      859          703
Minority interests                                                             6,967        6,645
Shareholders equity:
 Preferred stock, $.01 par value; authorized 10,000,000 shares; no
  shares issued and outstanding                                                    -            -
 Non-voting common stock, $.01 par value; authorized 10,000,000 shares; issued and outstanding 254,313 shares in 1997 and
  654,313 shares in 1996                                                           3            6
 Common stock, $.01 par value; authorized 20,000,000 shares;
  issued and outstanding 11,699,244 shares in 1997 and 11,278,995
  shares in 1996                                                                 117          113
 Additional paid-in-capital                                                  150,753      150,314
 Accumulated deficit                                                         (30,153)     (32,764)
                                                                            --------     --------
                                                                             120,720      117,669
                                                                            --------     --------
                                                                            $142,867     $142,252
                                                                            ========     ========

         See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

                                            Three Months Ended
                                                 March 31,
                                           --------------------
                                             1997       1996
                                           --------  ----------
Net revenue                                $22,116     $16,159
Costs and expenses:
  Operating expenses                        14,249      11,047
  General and administrative expenses        1,047         724
  Depreciation and amortization expense      1,605       1,136
                                           -------     -------
   Total costs and expenses                 16,901      12,907
                                           -------     -------
Operating income                             5,215       3,252
Other (income) and expenses:
  Interest expense                             153         592
  Interest income                             (391)       (134)
  Minority interests                         1,343         591
  Other, net                                   (51)       (161)
                                           -------     -------
   Total other expenses                      1,054         888
                                           -------     -------
Income before income taxes                   4,161       2,364
Provision for income taxes                   1,550         909
                                           -------     -------
Net income                                 $ 2,611     $ 1,455
                                           =======     =======

Income per common share:
  Primary                                  $  0.21     $  0.16
  Fully diluted                            $  0.21     $  0.16

Weighted average number of common and
 common equivalent shares outstanding:
  Primary                                   12,432       9,002
  Fully diluted                             12,461       9,564

          See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                 Three Months Ended
                                                                      March 31,
                                                                 -------------------
                                                                   1997      1996
                                                                 --------   --------
Operating activities:
 Net income                                                       $ 2,611   $ 1,455
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization expense                           1,605     1,136
    Minority interests                                              1,343       591
    Distribution to minority interests                             (1,070)     (346)
    Deferred income taxes                                             305       269
 Change in assets and liabilities, net of entities acquired:
  Accounts receivable                                                 321      (767)
  Inventories                                                          23        70
  Prepaid expenses                                                  1,385        18
  Other current assets                                                159       286
  Other long-term assets                                             (186)     (347)
  Accounts payable and accrued expenses                            (1,034)   (1,249)
  Other                                                                (2)     (114)
                                                                  -------   -------
    Net cash provided by operating activities                       5,460     1,002
                                                                  -------   -------
Investing activities:
 Payments for entities acquired, net of cash acquired              (5,751)   (3,653)
 Purchases of property and equipment                               (1,127)   (1,101)
 Proceeds from sale of short-term investments                       6,504     3,040
 Proceeds from sale of property and equipment                           3       --
 Proceeds from sale of partnership interests                           69       110
                                                                  -------   -------
    Net cash used in investing activities                            (302)   (1,604)
                                                                  -------   -------
Financing activities:
 Payments on long-term debt                                        (1,513)     (587)
 Proceeds from issuance of common stock                                87      (108)
 Proceeds from issuance of warrants and options                        19         4
                                                                  -------   -------
    Net cash used in financing activities                          (1,407)     (691)
                                                                  -------   -------
Net increase (decrease) in cash and cash equivalents                3,751    (1,293)
Cash and cash equivalents, beginning of period                      9,721    14,653
                                                                  -------   -------
Cash and cash equivalents, end of period                          $13,472   $13,360
                                                                  =======   =======

NON-CASH TRANSACTIONS:
 Long-term debt issued in acquisitions and contingent payments    $   --    $   240
 Common stock issued upon conversion of convertible debt              334       --
 Liabilities assumed in acquisitions                                  435     7,969
 Capital lease obligations                                             28        67

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                                    $   180   $   530
 Income taxes paid                                                    208       875

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

     Common Share Data - Primary income per common and common equivalent share and income per common and common equivalent share assuming full dilution are computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to outstanding options and warrants to purchase common stock. On a fully-diluted basis, both income and weighted average number of shares outstanding are adjusted to assume the conversion of convertible notes, when such notes are dilutive.

     Stock Exchange - Effective May 31, 1996, the Company effected a 3-for-2 stock split in the form of a 50% stock dividend. Accordingly, all references in these unaudited interim financial statements to shares, average number of shares outstanding and per share amounts have been restated, when applicable, to reflect this stock split.


Note 2 - Acquisitions

     Purchases - During January 1997, the Company acquired one multi-specialty surgery center. The purchase price was $5.6 million in cash and of this purchase price, $5.0 million was recorded as goodwill. Also, during January, February, April, May and November 1996, the Company acquired four multi-specialty surgery centers and two companies which operated specialty endoscopy centers. The following unaudited results of operations give effect to the operations of the entities acquired in the first quarter of 1997 and during 1996 as if these respective transactions had occurred as of the first day of 1996. The pro forma results of operations do not purport to represent what the Company's results would have been had the transactions in fact occurred at the beginning of the periods presented or to project the Company's results of operations in any future period.

                                           Three Months Ended
                                                March 31,
                                           -------------------
                                              1997       1996
                                           ---------- ----------
                                           (in thousands, except
                                             per share amounts)
Net revenue                                 $22,116     $21,312
Net income                                    2,611       1,505
Income per common share:
  Primary                                   $  0.21     $  0.17
  Fully diluted                                0.21        0.16

     The above pro forma operating results include adjustments to conform accounting policies and excludes general and administrative expenses of one of the specialty endoscopy companies.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company's growth has resulted primarily from the acquisition and development of ambulatory surgery centers. The Company currently operates a network of 32 ambulatory surgery centers, including three centers in which the Company has a minority ownership position. The Company's acquisitions have been funded with cash, debt, convertible notes and shares of common stock. Additionally, the Company continues to increase surgical capacity in existing centers by adding operating rooms and continues to expand its ability to perform higher acuity and more complex cases by offering extended recovery in twelve of its twenty-one multi-specialty centers.

     During the first quarter of 1997, the Company continued to execute its strategy for growth, in addition to other activities which continue to enhance its financial condition. Some of the key activities during the quarter included:

  .   Acquired one multi-specialty surgery center.
  . Completed the first full quarter of operations for a developed specialty endoscopy center accounted for under the equity method of accounting.
  .   Prepaid $1.2 million in acquisition debt.
  . Converted $334,000 of its convertible notes into 13,348 shares of common stock and redeemed $24,000 principal of such notes.

     During 1996, the Company experienced significant growth through acquisition and other activities which impact the comparability of operating results between the current and comparable prior year quarter. These activities included:

  . Acquired five multi-specialty surgery centers (including one center in which it acquired a minority interest) and two companies which operated specialty endoscopy centers.
  . Declared a 3-for-2 stock split for all holders of record of its common stock on May 15, 1996, which was effected as a stock dividend on May 31, 1996.
  . Converted $6,699,000 of its convertible notes into 512,039 shares of common stock and redeemed $71,000 principal of such notes.
  . Completed a public offering of 2.42 million shares of common stock at $24.25 per share. In conjunction with this offering, the Company prepaid $9.2 million in debt.
  . Divested its interest in two centers, including one multi-specialty and one specialty endoscopy center.

     Because of the financial impact of the Company's recent acquisitions and developments and other financial related activities, it is difficult to make meaningful comparisons between the Company's financial statements for the first quarter 1997 and the comparable period in 1996. In addition, due to the limited number of operated surgery centers, each additional center acquired or developed can affect the overall operating margin of the Company. Upon the acquisition of a surgery center, the Company has typically implemented certain steps to improve operating margins. The impact of such actions and of other activities to improve operating margins may not occur immediately. Consequently, the financial performance of an acquired surgery center may adversely affect overall operating margins in the near-term. As the Company makes additional surgery center acquisitions or completes the development of de novo facilities, the Company expects that this effect will be mitigated by the expanded financial base of the existing surgery centers.

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

     The Company receives payments for services rendered to patients from private insurers, (HMOs, PPOs), the patients directly and governmental payors, including Medicare and Medicaid. In many instances, the Company has agreed with certain payors to provide services at discounted prices. The Company charges for services rendered on a fee-for-service basis and may in the future enter into capitation agreements with payors whereby the Company may share some of the financial risk of delivering health care services. The sources and amounts of the Company's revenues derived from its surgery centers are determined by a number of factors, including the number of patient procedures performed, the mix of patient procedures and the rates of reimbursement among payor categories. Generally, private insurance reimbursement is greater than HMO/PPO reimbursement which, in turn, is greater than Medicare and Medicaid reimbursement.

Results of Operations

                                                      Three Months Ended
                                                           March 31,
                                                  ---------------------------
                                                      1997           1996
                                                  ------------- -------------
                                                  (percentage of net revenue)
Net revenue                                           100.0%         100.0%
Costs and expenses:
 Operating expenses                                    64.4           68.4
 General and administrative expenses                    4.7            4.5
 Depreciation and amortization expense                  7.3            7.0
                                                      -----          -----
  Total costs and expenses                             76.4           79.9
                                                      -----          -----
Operating income                                       23.6           20.1
                                                      -----          -----
Other (income) and expenses:
 Interest expense                                       0.7            3.7
 Interest income                                       (1.8)           (.8)
 Minority interests                                     6.1            3.6
 Other, net                                            (0.2)          (1.0)
                                                      -----          -----
  Total other expenses                                  4.8            5.5
                                                      -----          -----
Income before income taxes                             18.8           14.6
Provision for income taxes                              7.0            5.6
                                                      -----          -----
Net income                                             11.8            9.0
                                                      =====          =====

Three Months Ended March 31, 1997 and 1996

     Net Revenue. Net revenue is net of provisions for contractual adjustments and doubtful accounts. Net revenue increased 36.9% to $22.1 million in 1997 from $16.2 million in 1996. Same center net revenue increased $1.9 million or 12.6% due to an 11.2% increase in cases to 16,658 combined with a 1.2% increase in net revenue per case to $1,031 from $1,019. Overall net revenue per case declined 8.3% to $908 in 1997 from $990 in 1996, primarily due to the inclusion of eleven specialty endoscopy centers acquired during 1996. Separately, net revenue per case was $1,019 for the multi-specialty centers and $503 for the specialty endoscopy centers.

     Operating Expenses. Operating expenses include salaries and benefits, drugs and medical supplies, utilities, marketing, maintenance costs and rent expense of the centers. Operating expenses increased 29.0% to $14.2 million in 1997 from $11.0 million in 1996 primarily as a result of the addition of multi-specialty and specialty endoscopy centers acquired since the first quarter of 1996. As a percentage of net revenue, operating expenses decreased to 64.4% in 1997 from 68.4% in 1996 as a result of continued expense efficiencies resulting from same-center growth.

     General and Administrative Expenses. General and administrative expenses include only corporate-level expenses and do not include any center-level administrative expenses. General and administrative expenses increased 44.6% to $1,047,000 in 1997 from $724,000 in 1996. As a percentage of net revenue, general and administrative expenses increased to 4.7% in 1997 from 4.5% in 1996. The increases in terms of overall dollars is primarily attributable to the hiring of additional personnel to handle the management of centers acquired or developed as the Company continues to expand its network of centers.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased 41.3% to $1.6 million in 1997 from $1.1 million in 1996. The increase in depreciation and amortization expense resulted primarily from the addition of the centers acquired since the beginning of 1996 and includes amortization of deferred development costs associated with the specialty endoscopy centers which are being amortized over a two year period.

          Interest Expense. Interest expense decreased 74.2% to $153,000 in 1997 from $592,000 in 1996. The decrease in interest expense was primarily the result of the conversion of $7.1 million of convertible notes during the second half of 1996 and in the first quarter 1997, and the repayment of $10.4 million of capital leases and acquisition debt with proceeds from the Company's October 1996 public offering.

          Minority Interests. Minority interests include the limited partners' ownership share in the earnings of the operating center partnerships. Minority interests increased 127.2% to $1,343,000 in 1997 from $591,000 in 1996. The increase in minority interests resulted primarily from improved operating performance at existing surgery centers and the effects resulting from the acquisition of 14 centers since the beginning of 1996 which are operated as limited or general partnerships.

          Provision for Income Taxes. Provision for income taxes increased to $1,550,000 in 1997 from $909,000 in 1996. The effective tax rate decreased to 37.3% in 1997 from 38.5% in 1996 due primarily to the effects of tax-exempt interest earned during 1997 from short-term investments.

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

Liquidity and Capital Resources

          At March 31, 1997, the Company had working capital of $58.8 million including cash and cash equivalents and short-term investments of $48.6 million. The Company's cash flow from operations increased to $5.5 million for the three months ended March 31, 1997 from $1.0 million in 1996. The Company's cash flow from operations combined with proceeds from sale of short-term investments of $6.5 million and existing cash and cash equivalents were used primarily to finance acquisitions of $5.8 million, capital expenditures of $1.1 million, and repayment of long-term debt of $1.5 million, including $1.2 million of which was early retirement of debt.

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

          The Company's credit agreement provides for revolving and term loans of up to $20.0 million, to be used by the Company for acquisitions and development of surgery centers and related businesses. As of March 31, 1997, no amount was outstanding under the credit agreement. Loans under the credit agreement are secured by substantially all the assets of the Company (including the capital stock or partnership units of the Company's subsidiaries) and matures on June 30, 2000. Loans under the credit agreement are denominated at the Company's option as either Eurodollar Tranches (loans bearing interest at a rate of 1.25% above the London Interbank Offered Rate) or Base Rate Tranches (loans bearing interest at 0.25% above the prime rate for U.S. commercial loans) subject to adjustments in certain circumstances.

Subsequent Events

Part II.  Other Information

Item 5.  Exhibits and Reports on Form 8-K

         a.  Exhibits
             The exhibits to this report are listed in the Exhibit Index set forth elsewhere herein.

         b.  Reports on Form 8-K
             The registrant did not file a Form 8-K in the period.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         NATIONAL SURGERY CENTERS, INC.
                                  (Registrant)


Date: May 14, 1997                    /s/ E. Timothy Geary
     ---------------  -----------------------------------------------------
                                          E. Timothy Geary
                                          President and Chief
                                          Executive Officer




                                     /s/ Bryan S. Fisher
                     -------------------------------------------------------
                                         Bryan S. Fisher
                                         Vice President and
                                         Chief Financial Officer

                                 Exhibit Index



               Number and Description of Exhibit*

                    2  None

                    4  None

                   10 Form of Agreement dated April 22, 1997 by and between John G. Rex-Waller and National Surgery Centers, Inc.

                   11  Computation of Income Per Common Share

                   12  None

                   15  None

                   18  None

                   19  None

                   22  None

                   23  None

                   24  None

                   27  Schedule of Summary Financial Information

                   99  None

----------------

* Exhibits not listed are inapplicable.