Form 10-Q
period 1997-06-30
NATIONAL SURGERY CENTERS INC \DE\
filed 1997-08-14
CIK 1000756

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter period ended June 30, 1997 or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to ________

Commission File Number:  0-27162

                        NATIONAL SURGERY CENTERS, INC.

           Delaware                                      36-3549627
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [ ] Yes   [X] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, par value $.01; 12,063,868 shares outstanding at August 12, 1997
     Non-Voting common stock, par value $.01; 546 shares outstanding at August 12, 1997

                        NATIONAL SURGERY CENTERS, INC.

                                   FORM 10-Q

                                     INDEX


PART I          FINANCIAL INFORMATION                                         PAGE
                ---------------------                                         ----


Item 1.         Financial Statements

                Consolidated Balance Sheets as of June 30, 1997 and
                December 31, 1996............................................  3

                Consolidated Statements of Income for the Three and Six
                Month Periods Ended June 30, 1997 and 1996...................  4


                Consolidated Statements of Cash Flows for the
                Six Month Periods Ended June 30, 1997 and 1996...............  5


                Notes to Consolidated Financial Statements...................  6


Item 2.         Management's Discussion and Analysis of the Consolidated
                Financial Condition and Results of Operations................  8



PART II         OTHER INFORMATION
                -----------------


Item 1.         Legal Proceedings............................................  None

Item 2.         Changes in Securities........................................  None

Item 3.         Defaults Upon Senior Securities..............................  None

Item 4.         Submission of Matters to a Vote of Security Holders..........  12

Item 5.         Exhibits and Reports on Form 8-K.............................  12

SIGNATURES...................................................................  13

CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)


                                                                           June 30,        December 31,
                                                                             1997              1996
                                                                           --------        -----------
ASSETS
Current assets:
  Cash and cash equivalents                                                $ 12,730          $  9,721
  Short-term investments                                                     25,029            41,614
  Accounts receivable (less allowance for uncollectible accounts
   of $2,774 and $1,723)                                                     15,789            13,223
  Inventories                                                                 3,130             2,548
  Prepaid expenses                                                            1,319             2,383
  Other current assets                                                          549               724
                                                                           --------          --------
                                                                             58,546            70,213
                                                                           --------          --------
Property and equipment                                                       49,132            44,167
  Less accumulated depreciation and amortization                            (13,303)          (10,805)
                                                                           --------          --------
                                                                             35,829            33,362
                                                                           --------          --------
Other assets:
  Excess of purchase price over net assets acquired (less accumulated
   amortization of $2,604 and $2,045)                                        51,365            32,181
  Deferred income taxes                                                       1,562             3,074
  Other long-term assets                                                      3,842             3,422
                                                                           --------          --------
                                                                             56,769            38,677
                                                                           --------          --------
                                                                           $151,144          $142,252
                                                                           ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt                                   $  2,285          $  3,464
  Accounts payable and accrued expenses                                       7,084             6,781
                                                                           --------          --------
                                                                              9,369            10,245
                                                                           --------          --------
Long-term debt, less current installments:
  Long-term debt                                                              8,314             6,353
  Convertible notes                                                             337               637
                                                                           --------          --------
                                                                              8,651             6,990
                                                                           --------          --------
Other long-term liabilities                                                     805               703
Minority interests                                                            7,774             6,645
Shareholders equity:
  Preferred stock, $.01 par value; authorized 10,000,000 shares; no
   shares issued and outstanding                                                  -                 -
  Non-voting common stock, $.01 par value; authorized 10,000,000 shares; issued and outstanding 254,313 shares in 1997 and
   654,313 hares in 1996                                                          3                 6
  Common stock, $.01 par value; authorized 20,000,000 shares;
   issued and outstanding 11,762,531 shares in 1997 and 11,278,995
   shares in 1996                                                               118               113
  Additional paid-in-capital                                                151,310           150,314
  Accumulated deficit                                                       (26,886)          (32,764)
                                                                           --------          --------
                                                                            124,545           117,669
                                                                           --------          --------
                                                                           $151,144          $142,252
                                                                           ========          ========

          See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

                                                      Three Months Ended     Six Months Ended
                                                           June 30,              June 30,
                                                      -------------------    -----------------
                                                       1997        1996       1997      1996
                                                      -------------------    -------   -------
Net revenue                                           $24,246     $19,752    $46,362   $35,911
Costs and expenses:
  Operating expenses                                   14,899      12,718     29,148    23,765
  General and administrative expenses                   1,099         899      2,146     1,623
  Depreciation and amortization expense                 1,723       1,544      3,328     2,680
                                                      -------     -------    -------   -------
    Total costs and expenses                           17,721      15,161     34,622    28,068
                                                      -------     -------    -------   -------
Operating income                                        6,525       4,591     11,740     7,843
Other (income) and expenses:
  Interest expense                                        193         705        346     1,297
  Interest income                                        (472)        (85)      (863)     (219)
  Minority interests                                    1,633         926      2,976     1,517
  Other, net                                              (35)          8        (86)     (153)
                                                      -------     -------    -------   -------
    Total other expenses                                1,319       1,554      2,373     2,442
                                                      -------     -------    -------   -------
Income before income taxes                              5,206       3,037      9,367     5,401
Provision for income taxes                              1,939       1,199      3,489     2,108
                                                      -------     -------    -------   -------
Net income                                            $ 3,267     $ 1,838    $ 5,878   $ 3,293
                                                      =======     =======    =======   =======

Income per common share:
  Primary                                             $  0.26     $  0.20    $  0.47   $  0.36
  Fully diluted                                       $  0.26     $  0.20    $  0.47   $  0.35

Weighted average number of common and
 common equivalent shares outstanding:
  Primary                                              12,463       9,225     12,449     9,127
  Fully diluted                                        12,567       9,700     12,553     9,699

         See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                   Six Months Ended
                                                                        June 30,
                                                                  -------------------
                                                                    1997       1996
                                                                  --------   --------
Operating activities:
 Net income                                                       $  5,878   $  3,293
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization expense                             3,328      2,680
   Minority interests                                                2,976      1,517
   Distribution to minority interests                               (2,427)    (1,126)
   Deferred income taxes                                               741        530
 Change in assets and liabilities, net of entities acquired:
   Accounts receivable                                                (144)    (1,534)
   Inventories                                                        (200)       (65)
   Prepaid expenses                                                  1,082       (282)
   Other current assets                                                175        367
   Other long-term assets                                             (189)      (404)
   Accounts payable and accrued expenses                               (16)      (253)
   Other                                                                70        130
                                                                  --------   --------
    Net cash provided by operating activities                       11,274      4,853
                                                                  --------   --------
 Investing activities:
  Payments for entities acquired, net of cash acquired             (21,247)   (13,798)
  Purchases of property and equipment                               (2,154)    (2,950)
  Proceeds from sale of short-term investments                      16,585      7,940
  Proceeds from sale of property and equipment                          14          -
  Proceeds from sale of partnership interests                          240        270
                                                                  --------   --------
    Net cash used in investing activities                           (6,562)    (8,538)
                                                                  --------   --------
 Financing activities:
  Payments on long-term debt                                        (1,879)    (2,775)
  Proceeds from issuance of common stock                                 -         50
  Proceeds from issuance of warrants and exercise of options           176         65
                                                                  --------   --------
    Net cash used in financing activities                           (1,703)    (2,660)
                                                                  --------   --------
 Net increase (decrease) in cash and cash equivalents                3,009     (6,345)
 Cash and cash equivalents, beginning of period                      9,721     14,653
                                                                  --------   --------
 Cash and cash equivalents, end of period                         $ 12,730   $  8,308
                                                                  ========   ========

 NON-CASH TRANSACTIONS:
  Long-term debt issued in acquisitions and contingent payments   $      -   $    240
  Common stock issued upon conversion of convertible debt              634          -
  Liabilities assumed in acquisitions                                4,013     11,155
  Capital lease obligations                                             81        155
  Issuance of warrants                                                 188          -

 SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                   $    316   $    971
  Income taxes paid                                                  1,293      1,184

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

  Earnings Per Share - The Company will adopt SFAS No. 128 "Earnings per Share", effective December 15, 1997. SFAS No. 128 requires the calculation of basic earnings per share which is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period and diluted earnings per common share which is computed using the weighted average number of share of common stock, common stock equivalents and any other dilutive securities. As required, the Company will restate the reported earnings per share.

NOTE 2 - ACQUISITIONS

  Purchases - During January and June 1997, the Company acquired three multi-specialty surgery centers. The purchase price was $20.9 million in cash and of this purchase price, $19.8 million was recorded as goodwill. Also, during January, February, April, May and November 1996, the Company acquired four multi-specialty surgery centers and two companies which operated specialty endoscopy centers. The following unaudited results of operations give effect to the operations of the entities acquired during 1997 and 1996 as if these respective transactions had occurred as of the first day of 1996. The pro forma results of operations do not purport to represent what the Company's results would have been had the transactions in fact occurred at the beginning of the periods presented or to project the Company's results of operations in any future period.

                                       Three Months Ended        Six Months Ended
                                            June 30,                 June 30,
                                       ------------------        ----------------
                                        1997       1996           1997     1996
                                       -------   --------        -------  -------
                                        (in thousands, except per share amounts)
Net revenue                            $25,942   $23,769         $50,540  $46,555
Net income                               3,464     2,051           6,396    4,021
Income per common share:
  Primary                              $  0.28   $  0.22         $  0.51  $  0.44
  Fully diluted                           0.28      0.22            0.51     0.43

  The above pro forma operating results include adjustments to conform accounting policies and excludes general and administrative expenses of one of the specialty endoscopy companies.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company's growth has resulted primarily from the acquisition and development of ambulatory surgery centers. The Company currently operates a network of 34 ambulatory surgery centers, including four centers in which the Company has a minority ownership position. The Company's acquisitions have been funded with cash, debt, convertible notes and shares of common stock. Additionally, the Company continues to increase surgical capacity in existing centers by adding operating rooms and continues to expand its ability to perform higher acuity and more complex cases by offering extended recovery in fourteen of its twenty-three multi-specialty centers.

  During the first half of 1997, the Company continued to execute its strategy for growth, in addition to other activities which continue to enhance its financial condition. Some of the key activities during the first half of the year included:

*   Acquired three multi-specialty surgery centers.

* Converted $634,000 of its convertible notes into 42,249 shares of common stock and redeemed $24,000 principal of such notes.

   During 1996, the Company experienced significant growth through acquisition and other activities which impact the comparability of operating results between the current and comparable prior year periods. These activities included:

* Acquired five multi-specialty surgery centers (including one center in which it acquired a minority interest) and two companies which operated specialty endoscopy centers.

* Declared a 3-for-2 stock split for all holders of record of its common stock on May 15, 1996, which was effected as a stock dividend on May 31, 1996.

* Converted $6,699,000 of its convertible notes into 512,039 shares of common stock and redeemed $71,000 principal of such notes.

* Completed a public offering of 2.42 million shares of common stock at $24.25 per share. In conjunction with this offering, the Company prepaid $9.2 million in debt.

* Divested its interest in two centers, including one multi-specialty and one specialty endoscopy center.

  Because of the financial impact of the Company's recent acquisitions and developments and other financial related activities, it is difficult to make meaningful comparisons between the Company's financial statements for the first half of 1997 and the comparable periods in 1996. In addition, due to the limited number of operated surgery centers, each additional center acquired or developed can affect the overall operating margin of the Company. Upon the acquisition of a surgery center, the Company has typically implemented certain steps to improve operating margins. The impact of such actions and of other activities to improve operating margins may not occur immediately. Consequently, the financial performance of an acquired surgery center may adversely affect overall operating margins in the near-term. As the Company makes additional surgery center acquisitions or completes the development of de novo facilities, the Company expects that this effect will be mitigated by the expanded financial base of the existing surgery centers.

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


Results of Operations
                                                          Three Months Ended                    Six Months Ended
                                                               June 30,                             June 30,
                                                 ------------------------------------  ------------------------------------
                                                        1997               1996               1997               1996
                                                 ------------------  ----------------  ------------------  ----------------
                                                     (percentage of net revenue)
Net revenue                                            100.0%             100.0%             100.0%             100.0%
Costs and expenses:
  Operating expenses                                    61.5               64.4               62.9               66.2
  General and administrative expenses                    4.5                4.6                4.6                4.5
  Depreciation and amortization expense                  7.1                7.8                7.2                7.5
                                                       -----              -----              -----              -----
    Total costs and expenses                            73.1               76.8               74.7               78.2
                                                       -----              -----              -----              -----
Operating income                                        26.9               23.2               25.3               21.8
                                                       -----              -----              -----              -----
Other (income) and expenses:
  Interest expense                                       0.7                3.5                0.8                3.6
  Interest income                                       (1.9)              (0.4)              (1.9)              (0.6)
  Minority interests                                     6.7                4.7                6.4                4.2
  Other, net                                            (0.1)                 -               (0.2)              (0.4)
                                                       -----              -----              -----              -----
    Total other expenses                                 5.4                7.8                5.1                6.8
                                                       -----              -----              -----              -----
Income before income taxes                              21.5               15.4               20.2               15.0
Provision for income taxes                               8.0                6.1                7.5                5.8
                                                       -----              -----              -----              -----
Net income                                              13.5                9.3               12.7                9.2
                                                       =====              =====              =====              =====

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

     Net Revenue. Net revenue is net of provisions for contractual adjustments and doubtful accounts. Net revenue increased 22.8% to $24.2 million in 1997 from $19.8 million in 1996. Same center net revenue increased $1.9 million or 11.8% due to an 8.8% increase in cases to 17,793 combined with a 2.7% increase in net revenue per case to $1,024 from $997. Overall net revenue per case increased 2.9% to $913 in 1997 from $887 in 1996. Separately, net revenue per case was $1,016 for the multi-specialty centers and $530 for the specialty endoscopy centers.

     Operating Expenses. Operating expenses include salaries and benefits, drugs and medical supplies, utilities, marketing, maintenance costs and rent expense of the centers. Operating expenses increased 17.1% to $14.9 million in 1997 from $12.7 million in 1996 primarily as a result of the addition of multi-specialty and specialty endoscopy centers acquired since the second quarter of 1996. As a percentage of net revenue, operating expenses decreased to 61.5% in 1997 from 64.4% in 1996 as a result of continued expense efficiencies resulting from same-center growth.

     General and Administrative Expenses. General and administrative expenses include only corporate-level expenses and do not include any center-level administrative expenses. General and administrative expenses increased 22.2% to $1,099,000 in 1997 from $899,000 in 1996. As a percentage of net revenue, general and administrative expenses decreased to 4.5% in 1997 from 4.6% in 1996. The increases in terms of overall dollars is primarily attributable to the hiring of additional personnel to handle the management of centers acquired or developed as the Company continues to expand its network of centers.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased 11.6% to $1.7 million in 1997 from $1.5 million in 1996. The increase in depreciation and amortization expense resulted primarily from the addition of the centers acquired since the second quarter of 1996 and includes amortization of deferred development costs associated with the specialty endoscopy centers which are being amortized over a two year period.

     Interest Expense. Interest expense decreased 72.6% to $193,000 in 1997 from $705,000 in 1996. The decrease in interest expense was primarily the result of the conversion or redemption of $7.4 million of convertible notes during the second half of 1996 and in the first half of 1997, and the repayment of $10.4 million of capital leases and acquisition debt with proceeds from the Company's October 1996 public offering.

     Minority Interests. Minority interests include the limited partners' ownership share in the earnings of the operating center partnerships. Minority interests increased 76.3% to $1,633,000 in 1997 from $926,000 in 1996. The increase in minority interests resulted primarily from improved operating performance at existing surgery centers and the effects resulting from the acquisition of centers since the second quarter of 1996 which are operated in partnership with physicians.

     Provision for Income Taxes. Provision for income taxes increased to $1.9 million in 1997 from $1.2 million in 1996. The effective tax rate decreased to 37.3% in 1997 from 39.5% in 1996 due primarily to the effects of tax-exempt interest earned during 1997 from short-term investments.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     Net Revenue. Net revenue increased 29.1% to 46.4 million in 1997 from $35.9 million in 1996. Same center net revenue increased $3.8 million or 12.2% due to a 10.0% increase in cases to 34,451 combined with a 2.1% increase in net revenue per case to $1,028 from $1,007. Overall net revenue per case declined 2.1% to $911 in 1997 from $931 in 1996 primarily due to the inclusion of specialty endoscopy centers acquired in 1996. Separately, net revenue per case was $1,018 for the multi-specialty centers and $517 for the specialty endoscopy centers.

     Operating Expenses. Operating expenses increased 22.7% to $29.1 million in 1997 from $23.8 million in 1996 primarily as a result of the addition of multi-specialty and specialty endoscopy centers acquired since the second quarter of 1996. As a percentage of net revenue, operating expenses decreased to 62.9 % in 1997 from 66.2% as a result of continued expense efficiencies resulting from same-center growth.

     General and Administrative Expenses. General administrative expenses increased 32.2% to $2.1 million in 1997 from $1.6 million in 1996. As a percentage of net revenue, general and administrative expenses increased to 4.6% in 1997 from 4.5% in 1996. The increases in terms of overall dollars is primarily attributable to the hiring of additional personnel to handle the management of centers acquired or developed as the Company continues to expand its network of centers.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased 24.2% to $3.3 million in 1997 from $2.7 million in 1996. The increase in depreciation and amortization expense resulted primarily from the addition of the centers acquired since the beginning of 1996 and includes amortization of deferred development costs associated with the specialty endoscopy centers which are being amortized over a two year period.

     Interest Expense. Interest expense decreased 73.3% to $346,000 in 1997 from $1,297,000 in 1996. The decrease in interest expense was primarily the result of the conversion of $7.4 million of convertible notes during the second half of 1996 and the first half of 1997, and the repayment of $10.4 million of capital leases and acquisition debt with proceeds from the Company's October 1996 public offering.

     Minority Interests. Minority interests increased 96.2% to $3.0 million in 1997 from $1.5 million in 1996. The increase in minority interests resulted primarily from improved operating performance at existing surgery centers and the effects resulting from the acquisition of centers since the beginning of 1996 which are operated in partnership with physicians.

     Provision for Income Taxes. Provision for income taxes increased to $3.5 million in 1997 from $2.1 million in 1996. The effective tax rated decreased to 37.3% in 1997 from 39.0% in 1996 due primarily to the effects of tax-exempt interest earned during 1997 from short-term investments.

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

Liquidity and Capital Resources

     At June 30, 1997, the Company had working capital of $49.2 million including cash and cash equivalents and short-term investments of $37.8 million. The Company's cash flow from operations increased to $11.3 million for the six months ended June 30, 1997 from $4.9 million in 1996. The Company's cash flow from operations combined with proceeds from sale of short-term investments of $16.6 million and existing cash and cash equivalents were used primarily to finance acquisitions and contingency payments of $21.2 million, capital expenditures of $2.2 million, and repayment of long-term debt of $1.9 million, including $1.2 million of which was early retirement of debt.

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

     The Company's credit agreement provides for revolving and term loans of up to $20.0 million, to be used by the Company for acquisitions and development of surgery centers and related businesses. As of June 30, 1997, no amount was outstanding under the credit agreement. Loans under the credit agreement are secured by substantially all the assets of the Company (including the capital stock or partnership units of the Company's subsidiaries) and matures on June 30, 2000. Loans under the credit agreement are denominated at the Company's option as either Eurodollar Tranches (loans bearing interest at a rate of 1.25% above the London Interbank Offered Rate) or Base Rate Tranches (loans bearing interest at 0.25% above the prime rate for U.S. commercial loans) subject to adjustments in certain circumstances.

Subsequent Events

  On July 22, 1997, the Company's Board of Directors declared a three-for-two stock split to be effected as a 50% stock dividend. The shares will be distributed on August 29, 1997, to shareholders of record on August 15, 1997.

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Securities Holders

  At the Annual Shareholders Meeting on May 21, 1997, the shareholders (a) reelected John K. Carlyle and Rocco A. Ortenzio as directors of the Company with 10,045,280 votes for and 41,261 votes abstaining, and 10,041,970 votes for and 44,571 votes abstaining, respectively; (b) approved an increase in the number of authorized shares of Common Stock from 20 million to 40 million by 9,944,467 votes for, 123,898 votes against and 9,522 votes abstaining; (c) approved an increase in the number of shares authorized under the Company's Amended and Restated 1992 Stock Option Plan from 1.5 million shares to 2.0 million shares by 6,160,349 votes for, 2,814,673 votes against and 10,854 votes abstaining; and approved the adoption of the Company's 1997 Non-Employee Directors Stock Option Plan by 8,429,540 votes for, 544,731 votes against and 11,605 votes abstaining.

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


                        NATIONAL SURGERY CENTERS, INC.
                                 (Registrant)


Date: August 14, 1997                            /s/ E. Timothy Geary
      ---------------                  -----------------------------------------
                                                     E. Timothy Geary
                                                     President and Chief
                                                     Executive Officer



                                                 /s/ Bryan S. Fisher
                                    --------------------------------------------
                                                     Bryan S. Fisher
                                                     Vice President and
                                                     Chief Financial Officer

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



--------------------------------

* Exhibits not listed are inapplicable.