Form 10-Q
period 1997-09-30
NATIONAL SURGERY CENTERS INC \DE\
filed 1997-11-14
CIK 1000756

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarter period ended September 30, 1997 or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from _________ to ________

Commission File Number:  0-27162

                         NATIONAL SURGERY CENTERS, INC.

                 Delaware                                      36-3549627
(State or other jurisdiction of incorporation               (I.R.S. Employer
             or organization)                              Identification No.)

30 South Wacker Drive, Suite 2302, Chicago, Illinois             60606
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

     Common stock, par value $.01; 18,488,410 shares outstanding at November 11, 1997

                         National Surgery Centers, Inc.

                                   FORM 10-Q

                                     INDEX


PART I    FINANCIAL INFORMATION                                        PAGE
          ---------------------                                        ----

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 1997 and
          December 31, 1996.........................................   3

          Consolidated Statements of Income for the Three and Nine
          Month Periods Ended September 30, 1997 and 1996...........   4

          Consolidated Statements of Cash Flows for the
          Nine Month Periods Ended September 30, 1997 and 1996......   5

          Notes to Consolidated Financial Statements................   6

Item 2    Management's Discussion and Analysis of the Consolidated
          Financial Condition and Results of Operations.............   7

PART II   OTHER INFORMATION
          -----------------
Item 1    Legal Proceedings.........................................   None

Item 2    Changes in Securities.....................................   None

Item 3    Defaults Upon Senior Securities...........................   None

Item 4    Submission of Matters to a Vote of Security Holders.......   None

Item 5    Exhibits and Reports on Form 8-K..........................   11

SIGNATURES..........................................................   12


CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)
                                                                        September 30,  December 31,
                                                                            1997          1996
                                                                        ------------   -----------
ASSETS
Current assets:
 Cash and cash equivalents                                              $     13,995   $     9,721
 Short-term investments                                                       13,368        41,614
 Accounts receivable (less allowance for uncollectible accounts
  of $4,555 and $1,723)                                                       18,160        13,223
 Inventories                                                                   3,577         2,548
 Prepaid expenses                                                              1,242         2,383
 Other current assets                                                          1,022           724
                                                                        ------------   -----------
                                                                              51,364        70,213
                                                                        ------------   -----------
Property and equipment                                                        52,804        44,167
 Less accumulated depreciation and amortization                              (14,720)      (10,805)
                                                                        ------------   -----------
                                                                              38,084        33,362
                                                                        ------------   -----------
Other assets:
 Excess of purchase price over net assets acquired (less accumulated
  amortization of $2,939 and $2,045)                                          70,783        32,181
 Deferred income taxes                                                         1,628         3,074
 Other long-term assets                                                        3,470         3,422
                                                                        ------------   -----------
                                                                              75,881        38,677
                                                                        ------------   -----------
                                                                            $165,329   $   142,252
                                                                        ============   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current installments of long-term debt                                 $      2,260   $     3,464
 Accounts payable and accrued expenses                                         8,187         6,781
                                                                        ------------   -----------
                                                                              10,447        10,245
                                                                        ------------   -----------
Long-term debt, less current installments:
 Long-term debt                                                               11,221         6,353
 Convertible notes                                                                97           637
                                                                        ------------   -----------
                                                                              11,318         6,990
                                                                        ------------   -----------
Other long-term liabilities                                                      783           703
Minority interests                                                            10,392         6,645
Shareholders equity:
 Preferred stock, $.01 par value; authorized 10,000,000 shares; no
  shares issued and outstanding                                                    -             -
 Non-voting common stock, $.01 par value; authorized 10,000,000
  shares; issued and outstanding 654,313 shares in 1996                            -             6
 Common stock, $.01 par value; authorized 40,000,000 shares;
  issued and outstanding 18,327,220 shares in 1997 and 11,278,995
  shares in 1996                                                                 183           113
 Additional paid-in-capital                                                  155,958       150,314
 Accumulated deficit                                                         (23,752)      (32,764)
                                                                        ------------   -----------
                                                                             132,389       117,669
                                                                        ------------   -----------
                                                                        $    165,329   $   142,252
                                                                        ============   ===========

         See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)


                                                       Three Months Ended             Nine Months Ended
                                                         September 30,                  September 30,
                                                      -------------------            -------------------
                                                        1997       1996                1997       1996
                                                      --------   --------            --------   --------

Net revenue                                            $26,933    $20,101             $73,295   $56,012
Costs and expenses:
  Operating expenses                                    16,704     13,305              45,852    37,070
  General and administrative expenses                    1,214        942               3,360     2,565
  Depreciation and amortization expense                  1,915      1,624               5,243     4,304
                                                       -------    -------             -------   -------
     Total costs and expenses                           19,833     15,871              54,455    43,939
                                                       -------    -------             -------   -------
Operating income                                         7,100      4,230              18,840    12,073
Other (income) and expenses:
  Interest expense                                         342        714                 688     2,011
  Interest income                                         (360)       (84)             (1,223)     (303)
  Minority interests                                     2,135        880               5,111     2,397
  Other, net                                               (31)       (93)               (117)     (246)
                                                       -------    -------             -------   -------
     Total other expenses                                2,086      1,417               4,459     3,859
                                                       -------    -------             -------   -------
Income before income taxes                               5,014      2,813              14,381     8,214
Provision for income taxes                               1,880      1,109               5,369     3,217
                                                       -------    -------             -------   -------
Net income                                             $ 3,134    $ 1,704             $ 9,012   $ 4,997
                                                       =======    =======             =======   =======

Income per common share:
  Primary                                                $0.17      $0.12               $0.48     $0.36
  Fully diluted                                          $0.17      $0.12               $0.48     $0.35

Weighted average number of common and
 common equivalent shares outstanding:
  Primary                                               18,797     14,126              18,714    13,854
  Fully diluted                                         18,826     14,682              18,764    14,633

         See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                  --------------------
                                                                    1997       1996
                                                                    ----       ----
Operating activities:
  Net income                                                      $  9,012   $  4,997
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization expense                           5,243      4,304
     Minority interests                                              5,111      2,397
     Distribution to minority interests                             (3,870)    (1,961)
     Deferred income taxes                                           1,318        (45)
     Tax benefit associated with stock options                         639        -
Change in assets and liabilities, net of entities acquired:
  Accounts receivable                                                 (394)      (785)
  Inventories                                                         (272)       (43)
  Prepaid expenses                                                   1,207       (114)
  Other current assets                                                (213)       338
  Other long-term assets                                              (406)      (693)
  Accounts payable and accrued expenses                                615       (833)
  Other                                                                225       (214)
                                                                  --------   --------
     Net cash provided by operating activities                      18,215      7,348
                                                                  --------   --------
Investing activities:
  Payments for entities acquired, net of cash acquired             (38,810)   (13,850)
  Investments in minority ownerships                                  (450)    (1,500)
  Purchases of property and equipment                               (3,278)    (3,498)
  Proceeds from sale of short-term investments                      28,246      7,940
  Proceeds from sale of property and equipment                         536      1,039
  Proceeds from sale of partnership interests                        1,800        386
                                                                  --------   --------
     Net cash used in investing activities                         (11,956)    (9,483)
                                                                  --------   --------
Financing activities:
  Payments on long-term debt                                        (2,379)    (3,706)
  Proceeds from issuance of common stock                               -          255
  Proceeds from issuance of warrants and options                       394        100
                                                                  --------   --------
     Net cash used in financing activities                          (1,985)    (3,351)
                                                                  --------   --------
Net increase (decrease) in cash and cash equivalents                 4,274     (5,486)
Cash and cash equivalents, beginning of period                       9,721     14,653
                                                                  --------   --------
Cash and cash equivalents, end of period                          $ 13,995   $  9,167
                                                                  ========   ========

NON-CASH TRANSACTIONS:
  Long-term debt issued in acquisitions and contingent payments   $    -     $    240
  Common stock issued upon conversion of convertible debt              887      1,380
  Common stock issued in acquisitions                                3,600        -
  Liabilities assumed in acquisitions                                9,080     11,033
  Capital lease obligations                                             81        204
  Issuance of warrants                                                 188        -

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                   $    583   $  1,994
  Income taxes paid                                                  2,640      3,212


         See accompnaying Notes to Consolidated Financial Statements.

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

     Earnings Per Share - The Company will adopt SFAS No. 128 "Earnings per Share", effective December 15, 1997. SFAS No. 128 requires the calculation of basic earnings per share which is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period and diluted earnings per common share which is computed using the weighted average number of share of common stock, common stock equivalents and any other dilutive securities. The effects of SFAS No. 128 will not have a material impact on earnings per share as report and, when permitted, the Company will restate the reported earnings per share.

     Stock Exchange - Effective August 29, 1997, the Company effected a 3-for-2 stock split in the form of a 50% stock dividend. Accordingly, all references in these unaudited interim financial statements to shares, average number of shares outstanding and per share amounts have been restated, when applicable, to reflect this stock split.


Note 2 - Acquisitions

     Purchases - During January, June, and August 1997, the Company acquired five multi-specialty surgery centers. The purchase price was $38.8 million in cash and the issuance of 184,932 shares of the Company's common stock at $19.47 per share which resulted in $39.5 million of the purchase price being recorded as goodwill. Also, during January, February, April, May and November 1996, the Company acquired four multi-specialty surgery centers and two companies which operated specialty endoscopy centers. The following unaudited results of operations give effect to the operations of the entities acquired during 1997 and 1996 as if these respective transactions had occurred as of the first day of 1996. The pro forma results of operations do not purport to represent what the Company's results would have been had the transactions in fact occurred at the beginning of the periods presented or to project the Company's results of operations in any future period.

                                              Three Months Ended         Nine Months Ended
                                                September 30,               September 30,
                                              ------------------         ------------------
                                                1997      1996           1997       1996
                                              --------  --------       --------    -------
                                              (in thousands, except per share amounts)
     Net revenue                              $28,201   $24,345        $85,408     $74,465
     Net income                                 3,202     2,240         10,616       6,522
     Income per common share:
          Primary                             $   .17   $   .16        $   .56     $   .46
          Fully diluted                           .17       .15            .56         .45

     The above pro forma operating results include adjustments to conform accounting policies and excludes general and administrative expenses of one of the specialty endoscopy companies.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company's growth has resulted primarily from the acquisition and development of ambulatory surgery centers. The Company operates a network of 36 ambulatory surgery centers, including four centers in which the Company has a minority ownership position. The Company's acquisitions have been funded with cash, debt, convertible notes and shares of common stock. Additionally, the Company continues to increase surgical capacity in existing centers by adding operating rooms and continues to expand its ability to perform higher acuity and more complex cases by offering extended recovery in fourteen of its twenty-five multi-specialty centers.

     During the nine-month period of 1997, the Company continued to execute its strategy for growth, in addition to other activities which continue to enhance its financial condition. Some of the key activities during the nine-month period of 1997 included:

 . Acquired five multi-specialty surgery centers.
 . Declared a 3-for-2 stock split for all holders of record of its common stock on August 15, 1997, which was effected as a stock dividend on August 29, 1997. . Converted $887,000 of its convertible notes into 61,811 shares of common stock and redeemed $24,000 principal of such notes.
 . Prepaid $1.2 million in debt with proceeds from the October 1996 public offering.

     During 1996, the Company experienced significant growth through acquisition and other activities which impact the comparability of operating results between the current and comparable prior year periods. These activities included:

 . Acquired five multi-specialty surgery centers (including one center in which it acquired a minority interest) and two companies which operated specialty endoscopy centers.
 . Declared a 3-for-2 stock split for all holders of record of its common stock on May 15, 1996, which was effected as a stock dividend on May 31, 1996.
 . Converted $6,699,000 of its convertible notes into 768,059 shares of common stock and redeemed $71,000 principal of such notes.
 . Completed a public offering in October for 3.64 million shares of common stock at $16.17 per share. In conjunction with this offering, the Company prepaid $9.2 million in debt.
 . Divested its interest in two centers, including one multi-specialty and one specialty endoscopy center.

     Because of the financial impact of the Company's recent acquisitions and developments and other financial related activities, it is difficult to make meaningful comparisons between the Company's financial statements for the three and nine-month periods of 1997 and the comparable periods in 1996. In addition, due to the limited number of operated surgery centers, each additional center acquired or developed can affect the overall operating margin of the Company. Upon the acquisition of a surgery center, the Company has typically implemented certain steps to improve operating margins. The impact of such actions and of other activities to improve operating margins may not occur immediately. Consequently, the financial performance of an acquired surgery center may affect overall operating margins in the near-term. As the Company makes additional surgery center acquisitions or completes the development of de novo facilities, the Company expects that this effect will be mitigated by the expanded financial base of existing operating activities.

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

     The Company receives payments for services rendered to patients from private insurers, HMOs, PPOs, the patients directly and governmental payors, including Medicare and Medicaid. In many instances, the Company has agreed with certain payors to provide services at discounted prices. The Company charges for services rendered on a fee-for-service basis and may in the future enter into capitation agreements with payors whereby the Company may share some of the financial risk of delivering health care services. The sources and amounts of the Company's revenues derived from its surgery centers are determined by a number of factors, including the number of patient procedures performed, the mix of patient procedures and the rates of reimbursement among payor categories. Generally, private insurance reimbursement is greater than HMO/PPO reimbursement which, in turn, is greater than Medicare and Medicaid reimbursement.


Results of Operations
                                           Three Months Ended                  Nine Months Ended
                                             September 30,                       September 30,
                                          --------------------               ---------------------
                                            1997         1996                  1997         1996
                                          --------     --------              --------     --------
                                       (percentage of net revenue)
Net revenue                                100.0%        100.0%               100.0%         100.0%
Costs and expenses:
 Operating expenses                         62.0          66.2                 62.6            66.2
 General and administrative expenses         4.5           4.7                  4.6             4.6
 Depreciation and amortization expense       7.1           8.1                  7.1             7.6
                                          ------       -------                -----          ------
  Total costs and expenses                  73.6          79.0                 74.3            78.4
                                          ------       -------                -----          ------
Operating income                            26.4          21.0                 25.7            21.6
                                          ------       -------                -----          ------
Other (income) and expenses:
 Interest expense                            1.3           3.5                  0.9             3.6
 Interest income                            (1.3)         (0.4)                (1.7)           (0.5)
 Minority interests                          7.9           4.4                  7.0             4.3
 Other, net                                 (0.1)         (0.5)                (0.1)           (0.4)
                                          ------       -------                -----          ------
  Total other expenses                       7.8           7.0                  6.1             7.0
                                          ------       -------                -----          ------
Income before income taxes                  18.6          14.0                 19.6            14.6
Provision for income taxes                   7.0           5.5                  7.3             5.7
                                          ------       -------                -----          ------
Net income                                  11.6           8.5                 12.3             8.9
                                          ======       =======                =====          ======


Three Months Ended September 30, 1997 and 1996

          Net Revenue. Net revenue is net of provisions for contractual adjustments and doubtful accounts. Net revenue increased 34.0% to $26.9 million in 1997 from $20.1 million in 1996. Same center net revenue increased $1.4 million or 9.1% due to a 6.3% increase in cases to 16,988 combined with a 2.6% increase in net revenue per case to $1,014 from $988. Overall net revenue per case increased 11.0% to $977 in 1997 from $880 in 1996. Separately, net revenue per case was $1,097 for the multi-specialty centers and $526 for the specialty endoscopy centers.

          Operating Expenses. Operating expenses include salaries and benefits, drugs and medical supplies, utilities, marketing, maintenance costs and rent expense of the centers. Operating expenses increased 25.5% to $16.7 million in 1997 from $13.3 million in 1996 primarily as a result of the addition of multi-specialty centers acquired since the third quarter of 1996. As a percentage of net revenue, operating expenses decreased to 62.0% in 1997 from 66.2% in 1996 as a result of continued expense efficiencies resulting from same-center growth and effects of recently acquired surgery centers.

     General and Administrative Expenses. General and administrative expenses include only corporate-level expenses and do not include any center-level administrative expenses. General and administrative expenses increased 28.9% to $1.2 million in 1997 from $942,000 in 1996. As a percentage of net revenue, general and administrative expenses decreased slightly as a percentage of net revenue to 4.5% in 1997 from 4.7% in 1996. The increase in terms of overall dollars is primarily attributable to the hiring of additional personnel to handle the management of centers acquired or developed as the Company continues to expand its network of centers.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased 17.9% to $1.9 million in 1997 from $1.6 million in 1996. The increase in depreciation and amortization expense resulted primarily from the addition of centers acquired since the third quarter of 1996.

     Interest Expense. Interest expense decreased 52.1% to $342,000 in 1997 from $714,000 in 1996. The decrease in interest expense was primarily the result of the conversion or redemption of $7.6 million of convertible notes during the second half of 1996 and in the first nine months of 1997, and the repayment of $10.4 million of capital leases and acquisition debt with proceeds from the Company's October 1996 public offering.

     Interest Income. Interest income increased more than threefold to $360,000 in 1997 from $84,000 in 1996. The increase on interest income reflects interest earned on cash, cash equivalents and short term investments from remaining proceeds of the Company's October 1996 public offering.

     Minority Interests. Minority interests include the limited partners' ownership share in the earnings of the operating center partnerships. Minority interests increased 142.6% to $2.1 million in 1997 from $880,000 in 1996. The increase in minority interests resulted primarily from improved operating performance at existing surgery centers and the effects resulting from the acquisition of centers since the third quarter of 1996, which are operated in partnership with physicians.

     Provision for Income Taxes. Provision for income taxes increased to $1.9 million in 1997 from $1.1 million in 1996. The effective tax rate decreased to 37.5% in 1997 from 39.4% in 1996 due primarily to the effects of tax-exempt interest earned during 1997 from cash, cash equivalents and short-term investments.

Nine Months Ended September 30, 1997 and 1996

     Net Revenue. Net revenue increased 30.9% to 73.3 million in 1997 from $56.0 million in 1996. Same center net revenue increased $5.3 million or 11.2% due to a 8.7% increase in cases to 51,439 combined with a 2.2% increase in net revenue per case to $1,023 from $1,001. Overall net revenue per case increased 2.4% to $934 in 1997 from $912 in 1996. Separately, net revenue per case was $1,046 for the multi-specialty centers and $520 for the specialty endoscopy centers.

     Operating Expenses. Operating expenses increased 23.7% to $45.9 million in 1997 from $37.1 million in 1996 primarily as a result of the addition of multi-specialty and specialty endoscopy centers acquired since the beginning of 1996. As a percentage of net revenue, operating expenses decreased to 62.6% in 1997 from 66.2% as a result of continued expense efficiencies resulting from same-center growth.

     General and Administrative Expenses. General administrative expenses increased 31.0% to $3.4 million in 1997 from $2.6 million in 1996. As a percentage of net revenue, general and administrative expenses remained constant at 4.6% in 1997 and 1996. The increase in terms of overall dollars is primarily attributable to the hiring of additional personnel to handle the management of centers acquired or developed as the Company continues to expand its network of centers.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased 21.8% to $5.2 million in 1997 from $4.3 million in 1996. The increase in depreciation and amortization expense resulted primarily from the addition of centers acquired since the beginning of 1996.

     Interest Expense.  Interest expense decreased 65.8% to $688,000 in
1997 from $2.0 million in 1996. The decrease in interest expense was primarily the result of the conversion of $7.6 million of convertible notes during 1996 and the first nine months of 1997, and the repayment of $10.4 million of capital leases and acquisition debt with proceeds from the Company's October 1996 public offering.

     Interest Income. Interest income increased more than threefold to $1.2 million in 1997 from $303,000 in 1996. The increase in interest income reflects interest earned on cash, cash equivalents, and short-term investments from remaining proceeds of the Company's October 1996 public offering.

     Minority Interests. Minority interests increased 113.2% to $5.1 million in 1997 from $2.4 million in 1996. The increase in minority interests resulted primarily from improved operating performance at existing surgery centers and the effects resulting from the acquisition of centers since the beginning of 1996 which are operated in partnership with physicians.

     Provision for Income Taxes. Provision for income taxes increased to $5.4 million in 1997 from $3.2 million in 1996. The effective tax rated decreased to 37.3% in 1997 from 39.2% in 1996 due primarily to the effects of tax-exempt interest earned during 1997 from cash, cash equivalents and short-term investments.

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

Liquidity and Capital Resources

     At September 30, 1997, the Company had working capital of $40.9 million including cash, cash equivalents and short-term investments of $27.4 million. The Company's cash flow from operations increased to $18.2 million for the nine months ended September 30, 1997 from $7.3 million in 1996. The Company's cash flow from operations combined with proceeds from sale of short-term investments of $28.2 million and existing cash and cash equivalents were used primarily to finance acquisitions and contingency payments of $38.8 million, capital expenditures of $3.3 million, and repayment of long-term debt of $2.4 million, including $1.2 million of which was early retirement of debt.

     The Company expects that its principal use of funds in the near future will be in connection with the acquisition and development of surgery centers, working capital requirements, debt repayments and purchases of property and equipment. The Company expects that cash, cash equivalents, short-term investments, cash generated from operations and available credit borrowings will be adequate to provide for the Company's cash requirements for at least the next twelve months, unless the rate of acquisitions significantly increases. No assurances can be given that cash and borrowings will be sufficient to provide for the Company's cash requirements beyond the next twelve months.

     The Company's credit agreement provides for revolving and term loans of up to $20.0 million, to be used by the Company for acquisitions and development of surgery centers and related businesses. As of September 30, 1997, no amount was outstanding under the credit agreement. Loans under the credit agreement are secured by substantially all the assets of the Company (including the capital stock or partnership units of the Company's subsidiaries) and matures on June 30, 2000. Loans under the credit agreement are denominated at the Company's option as either Eurodollar Tranches (loans bearing interest at a rate of 1.25% above the London Interbank Offered Rate) or Base Rate Tranches (loans bearing interest at 0.25% above the prime rate for U.S. commercial loans) subject to adjustments in certain circumstances.

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


                        NATIONAL SURGERY CENTERS, INC.
                                 (Registrant)


Date: November 14, 1997                         /s/ E. Timothy Geary
      -----------------                  ------------------------------------
                                                    E. Timothy Geary
                                                    President and Chief
                                                    Executive Officer


                                                /s/ Bryan S. Fisher
                                        -------------------------------------
                                                    Bryan S. Fisher
                                                    Vice President and
                                                    Chief Financial Officer

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

               22   None

               23   None

               24   None

               27   Schedule of Summary Financial Information

               99   None

----------------------------------------

* Exhibits not listed are inapplicable.