Form 10-K
period 1997-12-31
NATIONAL SURGERY CENTERS INC \DE\
filed 1998-03-31
CIK 1000756

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              -----------------
                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the Fiscal Year Ended December 31, 1997
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission File Number 0-27162
                           -----------------------

                        NATIONAL SURGERY CENTERS, INC.
            (Exact name of Registrant as specified in its charter)

              Delaware                                                          36-3549627
  (State or other jurisdiction of                                            (I.R.S. Employer
   incorporation or organization)                                          Identification Number)

                      30 SOUTH WACKER DRIVE, SUITE 2302, CHICAGO, ILLINOIS  60606
                              (Address of Principal Executive Offices)    (Zip Code)

                   Registrant's telephone number, including area code:  (312) 655-1400
                                        -----------------------
                    Securities registered pursuant to Section 12(b) of the Act:  None

                    Securities registered pursuant to Section 12(g) of the Act:
                                          Title of Each Class
                                          -------------------
                               Common Stock, par value $.01 per share
                          Non-Voting Common Stock, par value $.01 per share
                                        -----------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $446,779,338 at March 20, 1998 (based on the closing sale price on the Nasdaq National Market on March 20, 1998, as reported by The Wall Street Journal (Midwest Edition)). At March 20, 1998, the registrant had issued and outstanding an aggregate of 18,567,453 shares of common stock.

                      Documents Incorporated by Reference

     Those sections or portions of the registrant's Annual Report to Shareholders for the fiscal year ended 1997, described in Part II hereof, are incorporated by reference in this report.

     Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 21, 1998, described in Part III hereof, are incorporated by reference in this report.

================================================================================

                                    PART I
ITEM 1.  BUSINESS

     The Company owns and operates freestanding ambulatory surgery centers that provide the medical and administrative support necessary for physicians to perform non-emergency surgical procedures. The Company also pursues opportunities to develop new ambulatory surgery facilities with hospitals and physician groups. As of December 31, 1997, the Company operated a network of 38 surgery centers in 14 states and anticipates expanding its network through acquisition and development of surgery centers. The Company provides alternate-site settings for high-quality surgical care that is more cost effective than hospital-based surgical care and that is increasingly preferred by physicians, payors and patients.

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

     The Company's objective is to establish a nationwide organization of freestanding ambulatory surgery centers in secondary and other selected markets by acquiring established centers and developing new centers. The Company seeks to provide a broad range of high-quality surgical services and to collaborate with other participants in local health care delivery systems. The key components of the Company's strategy are as follows:

 .    Acquire established ambulatory surgery centers that are seeking affiliation with an experienced operator having access to capital and other resources;

 .    Focus on secondary and other selected markets where the Company can establish a significant local presence or play an important role in the development of local integrated delivery systems;

 .    Develop new ambulatory surgery centers in markets where attractive acquisitions are not available or where the opportunity exists to increase the Company's presence in its existing markets;

 .    Develop joint ventures with hospitals and other providers to increase patient flow through joint marketing, access to managed care contracts and participation in a broader network of health care providers; and

 .    Expand the range of services offered to physicians and payors by offering state-of-the-art technology, administrative conveniences, flexible pricing alternatives and cost-effective care.

The Industry

     The Company believes that overall health care expenditures will continue to increase with the aging of the population and the extension of health care coverage to previously uninsured groups. In recent years, government programs, private insurance companies, managed care organizations and self-insured employers have implemented various cost-containment measures to limit the growth of health care expenditures. See "Government Health Care Regulation - Medicare Payment Rates". These cost-containment measures, together with technological advances, have resulted in a significant shift in the delivery of health care services away from traditional inpatient hospitals to more cost-effective alternate sites, including ambulatory surgery centers.

     Industry sources estimate that in 1997 outpatient surgical procedures represented approximately 69% of all surgical procedures performed in the United States, compared with 44% in 1986, and that surgical procedures performed in freestanding ambulatory surgery centers comprised 22% of total outpatient surgery, compared with 11% in 1986. As of May 1997, there were approximately 2,425 surgery centers in the U.S., of which approximately 171 were owned by hospitals and approximately 607 were owned by corporate chains. The remaining approximately 1,647 centers were independently owned, primarily by physicians.

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

     Extended Recovery. In recent years, some states have permitted extended recovery in ambulatory surgery centers. While states typically restrict the time period a patient may remain in an ambulatory surgery center after surgery, a number of states, including eight states in which the Company operates, allow extended recovery stays of up to 24 hours. Longer recovery stays are being considered in some states. Extended recovery significantly increases the types of procedures that can be performed in ambulatory surgery centers.

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

In addition, physician operators of surgery centers are experiencing increasing practice demands. The Company believes that a significant opportunity exists to acquire ambulatory surgery centers that are seeking affiliation with experienced operators having access to capital and other resources. The Company's goal is to acquire six to eight additional ambulatory surgery centers by the end of 1998. See "Acquisition and Development Programs."

     Develop New Ambulatory Surgery Centers. The Company plans to develop new ambulatory surgery centers in selected markets. The Company pursues new center development in markets where attractive acquisitions are not available or where the opportunity exists to increase the Company's presence in its existing markets. In the future, the Company's new center development efforts will generally be undertaken in partnership with physicians, hospitals and other local health care participants, including, where the opportunity presents itself, acquisitions of centers that are currently under development. The Company believes that such partnerships or acquisitions minimize the time required to become an established provider. The Company's goal is to start development of two to four additional ambulatory surgery centers by the end of 1998.

     Develop Joint Ventures with Hospitals, Physicians and Other Providers. The Company has established joint ventures, limited or general partnerships or limited liability companies in 34 of its network of 38 centers. The Company believes that such affiliations increase patient flow through joint marketing, access to managed care contracts and participation in a broader network of health care providers. As part of its joint venture strategy, the Company intends to manage the surgery centers in which it and other health care providers have an equity interest. See "Acquisition and Development Programs."

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

Acquisition and Development Programs

Acquisition Program

     The Company typically targets for acquisition ambulatory surgery centers that meet certain criteria, including market demographics, size, profitability, specialty mix, prominence within the local medical community, access to payors and opportunities for growth. The Company principally targets physician-owned ambulatory surgery centers. The Company believes that due to the increasing complexity of the regulatory and business aspects of health care, physicians are increasingly seeking affiliation with experienced ambulatory surgery center operators having access to capital and other resources. Approximately 49% of the approximately 1,647 physician-owned ambulatory surgery centers in the United States are smaller centers performing fewer than 1,000 cases per year and are often single specialty centers. The Company believes that, although some of these smaller centers represent acquisition opportunities, the remaining approximately 854 centers represent the more likely universe of acquisition candidates and that in excess of 200 of these centers meet the Company's acquisition criteria. In addition to the acquisitions of multi-specialty centers, the Company may take advantage of other opportunities that present themselves. Opportunities, such as the acquisition of single specialty centers or ambulatory centers operated by multi-market chains, may be pursued if those opportunities fit into the Company's growth strategy and compliment its existing base of centers. During 1997, the Company acquired six centers each in separate transactions. The Company's goal is to effect six to eight acquisitions by the end of 1998 and the Company is currently in various levels of discussion with additional centers regarding possible acquisition. There can be no assurance that the Company will be able to acquire additional surgery centers or, if acquired, that they can be operated profitably.

     Acquisition pricing has varied widely in recent years. In the late 1980's and early 1990's, large amounts of capital were being directed at many new ventures in the ambulatory surgery center industry. The Company believed that establishing scale and credibility were primary considerations to ensure its future access to capital. As a result, from mid-1991 through 1992, the Company acquired ten centers. However, during this period, the purchase prices for surgery centers escalated due to the large amounts of capital available to acquirers, the increased number of new acquirers in the market and the relatively low cost of capital to the publicly traded acquirers. The Company believes that during 1993, because of problems encountered by the non-surgery center operations of certain of its larger competitors and the uncertainty surrounding the changes in the health care industry, the capital available to acquirers of surgery centers began to shrink. However, sellers' expectations remained high. In light of this, the Company's management chose to (i) impose a stricter pricing discipline upon its proposed acquisitions and (ii) review carefully the position in existing markets of each center that the Company proposed to acquire to evaluate the likelihood of each center's continued growth and viability, taking into account the likely effects of the various federal and state health care reform efforts. Although the Company continued to make acquisition proposals during this period, the Company consummated only two acquisitions in 1993 and 1994.

     The Company believes that more recently, the pricing environment for acquisitions of ambulatory surgical centers has improved and it appears that significant government reform of the U.S. health care delivery system is unlikely. The Company believes that the current pricing environment for acquisitions is attractive and that acquisitions prices have declined for several reasons, including a reduction in potential sellers' expectations and a reduction in the potential universe of buyers as many of the early acquirers of surgery centers have either been unable to raise additional capital or have been acquired themselves.

Development Program

     The Company develops new centers in markets where attractive acquisitions are not available or where the Company seeks to increase its presence in markets in which it already operates. In its development efforts, the Company targets markets that have attractive size and demographic characteristics and a high level of interest on the part of local physicians, hospitals or payors. Historically, the Company's development strategy was based on a structure involving majority Company ownership through joint venture arrangements with local physicians. In the future, the Company's development strategy may also included joint venture arrangements with local hospitals, physicians and other providers. In some cases, this also includes instances of minority ownership by the Company. In light of the Company's experience and the slower than anticipated startup of the development centers opened by the Company prior to 1995, the Company believes that this broadened development strategy has provided greater access to patients and minimized the time required to become an established provider.

Operation of Surgery Centers

     The Company operates a network of 38 surgery centers in fourteen states. The Company's surgery center network has a total of 109 operating rooms and 52 treatment rooms. The Company's surgery centers are typically owned through limited or general partnerships in which a wholly owned subsidiary of the Company owns a general partnership interest and is the managing general partner of the surgery center. Local physicians and the subsidiary generally own the limited partnership interests and, in five instances, hospitals also own limited partnership interests. Recently, the Company has also owned surgery centers through limited liability companies ("LLC") in which a wholly owned subsidiary of the Company owns a portion of the LLC and is its managing member.

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

     The following table sets forth information regarding each of the centers operated by the Company as of December 31, 1997:


                                Date                         Number of      Number of      Extended
                             operations      Percentage      operating      treatment      recovery
        Location            began by NSC     ownership(1)      rooms         rooms         service
---------------------      --------------   --------------   ---------     ----------      --------
Bremerton, WA                October 1991           91.0         3             1              X
Brownsville, TX             November 1991           59.0         4             1
Fayetteville, NC            November 1991           50.2         9            --              X
Norman, OK                  November 1991           50.5         4             1              X
Greensboro, NC                  June 1992          100.0        11             3              X
Seattle, WA                     June 1992           52.5         7            --              X
Provo, UT                    October 1992          100.0         5            --              X
Elizabethtown, KY           November 1992           78.5         3             1              X
Bakersfield, CA              January 1993           87.0         2             1
Somerset, KY                November 1993           88.0         2             1              X
Las Vegas, NV                 August 1994           69.2         4             3              X
Santa Monica, CA              August 1994           88.9         5             3              X
Las Vegas, NV               February 1995           10.0         2             1
Oxnard, CA                    August 1995           88.2         4             1              X
Greensboro, NC               October 1995           80.3         2            --
Chula Vista, CA             February 1996           51.0        --             2
Ft. Worth, TX               February 1996           51.0        --             2
Long Beach, CA              February 1996           50.0        --             3
Newport Beach, CA           February 1996           70.0        --             2
San Diego, CA               February 1996           51.3        --             3
Thousand Oaks, CA           February 1996           51.0        --             2
Kent, OH                       April 1996           83.5         2             1
Atlanta, GA                      May 1996           67.0         3            --
Billings, MT                 January 1996          100.0         4            --
Cincinnati, OH                   May 1996           58.0         1             1
Houston, TX                      May 1996           64.7         3             1              X
Miami, FL                        May 1996           51.0         4             3
Sarasota, FL                     May 1996           55.5         1             2
Humble, TX                 September 1996           65.0         4             2              X
Auburn, CA                  November 1996           88.2         2             2
San Mateo, CA               December 1996           38.5        --             2
Port St. Lucie, FL           January 1997           80.0         2             1
Bakersfield, CA                 June 1997           80.0         2             -
South Oklahoma City, OK         June 1997           60.0         4             2              X
Edmond, OK                    August 1997           60.0         4             1              X
Hartford, CT                  August 1997          100.0         2             1
Midwest City, OK           November, 1997           90.0         2             1
Manahawkin, NJ              December 1997           50.0         2             1

(1) Includes general partnership, limited partnership or limited liability company units

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

     Fifteen of the Company's multi-specialty surgery centers currently provide for extended recovery stays. The Company intends to offer extended recovery services at its multi-specialty facilities if permitted by state law. The Company's ability to develop such recovery care facilities is dependent on state regulatory environments. Extended recovery capability generally permits higher acuity and higher revenue procedures to be performed, including the following:

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

     The Company's multi-specialty surgery centers generally employ a staff of between 15 and 30 and its endoscopy centers generally employ a staff of between five and fifteen, depending on the size of the facility and the volume of cases. The staff includes a center administrator, a business manager, a clinical director, registered nurses, operating room technicians and clerical workers. The center administrator is responsible for general oversight of the center's operations, including liaison with physicians and coordination of marketing efforts and reports to a regional manager or corporate vice president. The business manager is responsible for the center's financial records and patient billing and collections. The clinical director is responsible for providing leadership and coordination for the professional and support staff and ensuring efficient scheduling and staffing for the physicians.

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

Government Health Care Regulation

Health Care Reform

          In recent years, a variety of legislative proposals designed to change access to and payment for health care services in the United States have been introduced. Although no comprehensive health reform proposal has been passed by Congress to date, other proposed health care reform legislation, including the regulation of patient referral practices, reimbursement of health care providers, formation and operation of physician joint ventures and tort reform, has been and may be considered by Congress and the legislatures of many of the states in which the Company operates. No predictions can be made as to whether health care reform legislation or similar legislation will be enacted or, if enacted, its effect on the Company. Any federal or state legislation prohibiting, among other things, the referral to or treatment of patients at surgery centers by health care providers with an investment interest in the surgery centers may have a material adverse effect on the Company. In the event that Federal or state regulations prohibit the ownership of surgery centers by physicians, the Company would seek to purchase the interests held by its limited partner physicians. Some of the Company's limited partnership agreements contain a provision which allows the Company to purchase the interest of each limited partner for an amount equal to a multiple of the partner's allocation of taxable income in the most recent calendar year. The

Company may, at its option, issue cash, notes, or stock, including unregistered stock, to purchase such limited partners' interests. The Company believes that it would be able to buy out all of its limited partners if required.

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

          Medicare Payment Rates. Medicare is a federally funded and administered health insurance program that consists of Parts A and B. Part B provides for payment of a facility fee for services furnished by Medicare certified ambulatory surgical centers in connection with designated covered surgical procedures. Each Medicare covered surgical procedure is assigned to a payment group. Currently, there are eight payment groups. The Health Care Financing Administration ("HCFA") assigns a base payment rate to each payment group, which rate remains until revised by HCFA. The Company understands that the number of payment groups and the base payment rates are currently under discussion and the Company is unable to predict the outcome of these discussions or its effect on the Company. Depending upon the nature and context of any regulatory action, if any, which is taken, the Company could experience a decrease in revenues from Medicare, which could have a material adverse change on the Company's business, financial condition, cash flows or results of operations.

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

Employees

          As of December 31, 1997, the Company had 688 full-time, 32 of whom were corporate personnel, and 752 part-time or per diem employees. Most of the full-time employees are nurses and office personnel who work at the surgery centers. None of the Company's employees is covered by a collective bargaining agreement. The Company considers relations with its employees to be good.

Recent Developments

          Subsequent to December 31, 1997, the Company has acquired a specialty endoscopy center in Norman, Oklahoma, the Company's fifth center in the Oklahoma City market area, and a multi-specialty surgery center in Lancaster, California.

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


                                Expiration               Type of
Location                           Date                Encumbrance
-----------------------       --------------          -------------
Billings, MT                  Month to Month              Lease
Greensboro, NC                   May 1999                 Lease
Auburn, CA                       June 1999                Lease
Bakersfield, CA                January 2000               Lease
Chula Vista, CA                January 2000               Lease
Humble, TX                      April 2000                Lease
Bremerton, WA                   August 2000               Lease
Atlanta, GA                    November 2000              Lease
San Mateo, CA                   March 2001                Lease
Houston, TX                      May 2002                 Lease
Norman, OK                       June 2002                Lease
Midwest City, OK               October 2002               Lease
Seattle, WA                    November 2002              Lease
San Diego, CA                  January 2003               Lease
Somerset, KY                     June 2003                Lease
Port St. Lucie, FL              August 2003               Lease
Greensboro, NC                 January 2004               Lease
Sarasota, FL                    March 2004                Lease
Newport Beach, CA               April 2004                Lease
Santa Monica, CA                April 2004                Lease
Kent, OH                         May 2004                 Lease
Long Beach, CA                   May 2004                 Lease
Fort Worth, TX                   June 2004                Lease
Cincinnati, OH                 October 2004               Lease
Miami, FL                      December 2004              Lease
Thousand Oaks, CA              January 2005               Lease
Manahawkin, NJ                September 2007              Lease
Bakersfield, CA                  May 2008                 Lease
Las Vegas, NV                    June 2008                Lease
Las Vegas, NV                    July 2009                Lease
Provo, UT                     September 2012              Lease
Fayetteville, NC                 July 2015                Lease
Brownsville, TX                November 2001          Collateralized
Elizabethtown, KY              February 2008             Mortgage
Edmond, OK                     October 2009              Mortgage
South Oklahoma City, OK          June 2010               Mortgage
Hartford, CT                        ---                   Owned
Oxnard, CA                          ---                   Owned

ITEM 3.  LEGAL PROCEEDINGS

     The Company is party to certain claims and litigation in the ordinary course of business. The Company is not involved in any legal proceeding that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's security holders during the fourth quarter of fiscal 1997.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

     The common stock of the Company ("Common Stock") has been included for quotation in the National Market tier of The Nasdaq Stock Market ("Nasdaq") under the symbol "NSCI" since the Company's initial public offering of Common Stock on November 10, 1995. Prior to that time, there was no public market for the Common Stock. On December 31, 1997, the last reported sale price of the Common Stock on Nasdaq was $26.25. At December 31, 1997, there were approximately 3,500 record holders of the Common Stock. The following table sets the high and low closing prices for the Common Stock for the periods indicated as reported by Nasdaq.

                                               High         Low
                                              -------     --------
           Year Ended December 31, 1996
               First Quarter/(1)(2)/          $14-2/3     $ 9-6/10
               Second Quarter/(1)(2)/          21          12-4/10
               Third Quarter/(1)/              20-1/6      15
               Fourth Quarter/(1)/             25-1/3      16-1/2

           Year Ended December 31, 1997
               First Quarter/(1)/             $24         $18-1/3
               Second Quarter/(1)/             25-2/3      17-2/3
               Third Quarter                   23-1/3      18
               Fourth Quarter                  26-3/8      21-3/4
--------------------

/(1)/ Adjusted to reflect the 3-for-2 stock split of the Common Stock effected
      August 1997.

/(2)/ Adjusted to reflect the 3-for-2 stock split of the Common Stock effected in May 1996.

     The Company has never paid cash dividends on its common stock and the Board of Directors intends to continue a policy of retaining any earnings for use in the Company's operations and to fund the Company's and its area developers' expansion program. The Company does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's loan agreement contains a prohibition on the payment of any cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The information contained in the Company's Annual Report to Shareholders for the fiscal year ended 1997 (the "Annual Report"), under the caption "Selected Consolidated Financial Highlights," and only such information, is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in the Company's Annual Report to Shareholders, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and only such information, is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information contained in the Company's Annual Report to Shareholders, under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Report of Independent Auditors," and only such information, is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The information appearing under the captions "Election of Class III Directors" and "Class I and Class II Directors" in the Company's proxy statement for the Annual Meeting of the Stockholders scheduled for May 21, 1998 (the "Proxy Statement") is incorporated herein by reference.

Executive Officers

     Set forth below are the names of the executive officers of the Company, their ages as of December 31, 1997, the positions they held with the Company, and summaries of their business experience. An officer is elected by the Board of Directors and serve pursuant to annual employment agreements between such officers and the Company.

                                                                           Officer
Name                 Age                Position(s)                         Since
------------------   ---   ---------------------------------------------   -------
E. Timothy Geary      47   Chairman of the Board of Directors, Chief        1987
                           Executive Officer and President
Bryan S. Fisher       39   Senior Vice President of Finance, Chief          1993
                           Financial Officer, Secretary and Treasurer
Dennis D. Solheim     46   Senior Vice President of Business Development    1991
Dennis J. Zamojski    40   Senior Vice President of Operations              1992
Richard D. Pence      43   Vice President of Operations                     1991

     Mr. Geary, has served as the Company's Chief Executive Officer, President and Chairman of the Board since its founding in 1987. Mr. Geary served as a Vice President of Operations and Development, respectively, with Medical Care International, Inc. ("Medical Care"), a large owner and operator of freestanding ambulatory surgery centers, from 1983 to 1987. Mr. Geary is a graduate of the College at the University of Chicago and the University of Chicago Graduate School of Business. Mr. Geary serves on the Board of Directors of Dianon Systems, Inc., a provider of pathology testing services, and the Federated Ambulatory Surgery Association ("FASA"), an industry association.

     Mr. Fisher joined the Company in 1991 as Controller, served as a Vice President of the Company from 1993 to 1997, as the Company's Chief Financial Officer since 1996, and as the Company's Senior Vice President of Finance, Treasurer and Secretary since 1997. Mr. Fisher was an Accounting Manager and Assistant Controller for Medical Care and, prior to that, an auditor for KPMG Peat Marwick from 1984 to 1989. Mr. Fisher is a graduate of Brigham Young University and is a certified public accountant.

     Mr. Solheim joined the Company as Project Manager in 1988 and served as a Vice President of the Company from 1991 to 1997 and as Senior Vice President of Business Development since 1997. Mr. Solheim was a Regional Director for Medical Care from 1983 to 1988. Mr. Solheim is a graduate of Iowa State University.

     Mr. Zamojski joined the Company in 1992 and served as a Vice President of the Company from 1992 to 1997, and as Senior Vice President of Operations since 1997. Mr. Zamojski was a Vice President with Medical Care from 1983 to 1992. Mr. Zamojski is a graduate of the nursing program of Erie Community College, the State University of New York and the Masters of Health Care Administration program of the Medical College of Virginia/Virginia Commonwealth University.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information appearing under the captions "Director Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement are incorporated herein by reference.

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

     10.1   Amended and Restated 1992 Stock Option Plan of the Company
     10.2   Employee Stock Purchase Plan of the Company
     10.9   Form of Employment Agreement between the Company and E. Timothy
            Geary
     10.10  Form of Employment Agreement between the Company and Bryan S. Fisher
     10.11  Form of Employment Agreement between the Company and Dennis D.
            Solheim
     10.12  Form of Employment Agreement between the Company and Richard D.
            Pence
     10.13  Form of Employment Agreement between the Company and Dennis J.
            Zamojski
     10.14 Management Agreement dated November 22, 1991 among Physicians Ambulatory Management Corp., NSC Fayetteville, Inc. and Fayetteville Ambulatory Surgery Center Limited Partnership
     10.27  1997 Non-Employee Directors Stock Option Plan

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of 1997.

(c)  Exhibits

     Exhibit
     Number        Description of Exhibit
     ------        ----------------------
      3.1*         Certificate of Incorporation of the Company
      3.2**        Bylaws of the Company
      4.1*         Specimen certificate representing shares of Common Stock
      4.2***       Rights Agreement, dated as of December 22, 1997, between
                   the Company and Harris Trust and
                   Savings Bank as rights agent,
                   which includes Exhibit B thereto
                   the Form 8 Rights Certificate
     10.1**        Amended and Restated 1992 Stock Option Plan of the Company
     10.2****      Employee Stock Purchase Plan of the Company
     10.3*         Lease dated December 22, 1988 between Surgical Center
                   Investors, Ltd. ("SCI") and Surgical Center of Greensboro,
                   Inc. ("SCE")
     10.4*         Agreement dated June 23, 1992 among SCI, Surgical Care and
                   SCE
     10.5*         Second Amendment to Lease dated September 24, 1992 between
                   SCI and NSC Greensboro, Inc.
     10.6*****     Agreement dated April 22, 1997 between the Company and John
                   G. Rex-Waller
     10.7          Credit Agreement dated as of November 17, 1997 among National
                   Surgery Centers, Inc. and Bank of America National Trust and
                   Savings Association as Agent and other financial institutions parties hereto
     10.9*         Form of Employment Agreement between the Company and E.
                   Timothy Geary
     10.10         Form of Employment Agreement between the Company and Bryan S.
                   Fisher
     10.11*        Form of Employment Agreement between the Company and Dennis
                   D. Solheim
     10.12*        Form of Employment Agreement between the Company and Richard
                   D. Pence
     10.13*        Form of Employment Agreement between the Company and Dennis
                   J. Zamojski
     10.14*        Management Agreement dated November 22, 1991 among

                   Physicians Ambulatory Management Corp. ("PAM"), NSC
                   Fayetteville, Inc. and Fayetteville Ambulatory Surgery Center
                   Limited Partnership
     10.27**       1997 Non-Employee Directors Stock Option Plan
     11.1          Computation of Income Per Common Share
     13.1          Registrant's Annual Report to Shareholders for the fiscal
                   year ended 1997 (for the information of the Commission and not deemed "filed" with the Commission, except for the
                   portions expressly incorporated by reference in this report).
     21.1          Subsidiaries of the Company
     23.1          Consent of Ernst & Young LLP
     27.1          Financial Data Schedule

        * Incorporated by reference to the corresponding exhibit to the Company registration statement on Form S-1 Registration No. 33-96996.

       ** Incorporated by reference to the corresponding exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1996.

      *** Incorporated by reference to Exhibit 4 to the Company's Form 8-A dated December 24, 1997.

     **** Incorporated by reference to the corresponding exhibit to the Company's registration statement on Form S-1 Registration No. 333-12927.

    ***** Incorporated by reference to Exhibit 10 to the Company's Form 10-Q for the quarter period ended March 31, 1997.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NATIONAL SURGERY CENTERS, INC.
                                  By: /s/ E. Timothy Geary
                                     ----------------------------------------
                                      E. Timothy Geary
                                      Chairman of the Board of Directors,
                                      Chief Executive Officer and President

                                  Date: March 27, 1998
                                        -------------------------------------


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

            Signature                                   Title
            ---------                                   -----

  Principal Executive Officer:

     /s/ E. Timothy Geary                 Chairman of the Board of Directors,
--------------------------------         Chief Executive Officer and President
        E. Timothy Geary


         March 27, 1998
--------------------------------
              Date


 Principal Financial Officer and
  Principal Accounting Officer:

       /s/ Bryan S. Fisher                 Senior Vice President of Finance,
---------------------------------          Chief Financial Officer, Secretary
          Bryan S. Fisher                             and Treasurer


          March 27, 1998
---------------------------------
               Date

Directors:


       /s/ John K. Carlyle
---------------------------------          Director
         John K. Carlyle


         March 27, 1998
---------------------------------
              Date



      /s/ Russell L. Carson
---------------------------------          Director
        Russell L. Carson


         March 27, 1998
---------------------------------
              Date



  /s/ John T. Henley, Jr., M.D.
---------------------------------          Director
    John T. Henley, Jr., M.D.


         March 27, 1998
---------------------------------
              Date



   /s/ Donald E. Linder, M.D.
---------------------------------          Director
     Donald E. Linder, M.D.


         March 27, 1998
---------------------------------
              Date



      /s/ Rocco A. Ortenzio
---------------------------------          Director
        Rocco A. Ortenzio


         March 27, 1998
---------------------------------
              Date

Schedule II - Valuation of Qualifying Accounts
(in thousands)

                                                   Charge to              Charged to
                                                   Beginning  Costs and      Other                    Ending
                                                    Balance    Expenses   Accounts/1/  Deductions/2/  Balance
                                                   ---------  ----------  -----------  -------------  -------
Allowance for Uncollectible Accounts Receivable

Year ended December 31, 1995                        $1,098      $1,166       $   46       $1,143       $1,167

Year ended December 31, 1996                         1,167       2,674           94        2,212        1,723

Year ended December 31, 1997                         1,723       3,275        2,581        3,552        4,027

----------------
/1/ Represents allowances for uncollectible accounts of acquired centers net of centers divested.

/2/    Represents charges off of accounts receivable net of recoveries.