Form 10-Q
period 1998-03-31
NATIONAL SURGERY CENTERS INC \DE\
filed 1998-05-15
CIK 1000756

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter period ended March 31, 1998 or

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


----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

         Common stock, par value $.01; 18,612,424 shares outstanding at May 1, 1998.

                         NATIONAL SURGERY CENTERS, INC.

                                    FORM 10-Q

                                      INDEX


PART I            FINANCIAL INFORMATION                                    PAGE
                  ---------------------

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of March 31, 1998 and
                  December 31, 1997.......................................   3

                  Consolidated Statements of Income for the Three Month
                  Periods Ended March 31, 1998 and 1997...................   4

                  Consolidated Statements of Cash Flows for the
                  Three Month Periods Ended March 31, 1998 and 1997.......   5

                  Notes to Consolidated Financial Statements..............   6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................   9


PART II           OTHER INFORMATION
                  -----------------

Item 1.           Legal Proceedings....................................... None

Item 2.           Changes in Securities................................... None

Item 3.           Defaults Upon Senior Securities......................... None

Item 4.           Submission of Matters to a Vote of Security Holders..... None

Item 5.           Exhibits and Reports on Form 8-K........................  12

SIGNATURES................................................................  13

CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)

                                                                               March 31,    December 31,
                                                                                 1998           1997
                                                                              -----------   ------------
                                                                              (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                    $ 17,199     $ 14,919
   Short-term investments                                                          7,700       17,700
   Accounts receivable (less allowance for uncollectible accounts
     of $4,707 and $4,027)                                                        21,083       19,341
   Inventories                                                                     4,014        3,838
   Prepaid expenses                                                                  988        1,165
   Other current assets                                                              882          527
                                                                                --------     --------
                                                                                  51,866       57,490
                                                                                --------     --------
Property and equipment                                                            60,389       55,392
   Less accumulated depreciation and amortization                                (17,535)     (16,047)
                                                                                --------     --------
                                                                                  42,854       39,345
                                                                                --------     --------
Other assets:
   Excess of purchase price over net assets acquired (less accumulated
     amortization of $3,930 and $3,424)                                           80,100       69,618
   Other long-term assets                                                          2,444        3,498
                                                                                --------     --------
                                                                                  82,544       73,116
                                                                                --------     --------
                                                                                $177,264     $169,951
                                                                                ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Current installments of long-term debt                                       $  2,593     $  2,671
   Accounts payable and accrued expenses                                          10,260        8,653
                                                                                --------     --------
                                                                                  12,853       11,324
                                                                                --------     --------
Long-term debt, less current installments:
   Long-term debt                                                                 10,425       10,374
   Convertible notes                                                                  92           92
                                                                                --------     --------
                                                                                  10,517       10,466
                                                                                --------     --------
Other long-term liabilities                                                        1,244          686
Minority interests                                                                11,662       10,680
Shareholders' equity:
   Preferred stock, $.01 par value; authorized 10,000,000 shares; no
     shares issued and outstanding                                                     -            -
   Non-voting common stock, $.01 par value; authorized 10,000,000
     shares; no shares issued and outstanding                                          -            -
   Common stock, $.01 par value; authorized 40,000,000 shares;
     issued and outstanding 18,567,453 shares in 1998 and
     18,502,915 shares in 1997                                                       186          185
   Additional paid-in-capital                                                    157,349      156,923
   Accumulated deficit                                                           (16,547)     (20,313)
                                                                                --------     --------
                                                                                 140,988      136,795
                                                                                --------     --------
                                                                                $177,264     $169,951
                                                                                ========     ========

         See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

                                                               Three Months Ended
                                                                     March 31,
                                                         ----------------------------
                                                           1998                1997
                                                         ---------          ---------
Net revenue                                              $  31,034          $  22,116
Costs and expenses:
   Operating expenses                                       18,706             14,249
   General and administrative expenses                       1,395              1,047
   Depreciation and amortization expense                     2,079              1,605
                                                         ---------          ---------
     Total costs and expenses                               22,180             16,901
                                                         ---------          ---------
Operating income                                             8,854              5,215
Other (income) and expenses:
   Interest expense                                            314                153
   Interest income                                            (320)              (391)
   Minority interests                                        2,820              1,343
   Other, net                                                  (83)               (51)
                                                         ---------          ---------
     Total other expenses                                    2,731              1,054
                                                         ---------          ---------
Income before income taxes                                   6,123              4,161
Provision for income taxes                                   2,357              1,550
                                                         ---------          ---------
Net income                                               $   3,766          $   2,611
                                                         =========          =========

Per common share:
   Basic                                                 $    0.20          $    0.15
   Diluted                                               $    0.20          $    0.14

Weighted average number of common and common
equivalent shares outstanding:
   Basic                                                    18,553             17,930
   Diluted                                                  19,132             18,692

         See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                             ----------------------
                                                                               1998          1997
                                                                             --------      --------
Operating activities:
   Net income                                                                $  3,766      $  2,611
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization expense                                    2,079         1,605
       Minority interests                                                       2,820         1,343
       Deferred income taxes                                                      511           305
   Change in assets and liabilities, net of entities acquired:
     Accounts receivable                                                         (899)          321
     Inventories                                                                  (46)           23
     Prepaid expenses                                                             202         1,385
     Other current assets                                                        (355)          159
     Other long-term assets                                                      (101)         (186)
     Accounts payable and accrued expenses                                      1,300        (1,034)
     Other                                                                         12            (2)
                                                                             --------      --------
       Net cash provided by operating activities                                9,289         6,530
                                                                             --------      --------
Investing activities:
   Payments for entities acquired, net of cash acquired                       (11,271)       (5,751)
   Purchases of property and equipment                                         (3,723)       (1,127)
   Proceeds from sale of short-term investments                                10,000         6,504
   Proceeds from sale of property and equipment                                    20             3
                                                                             --------      --------
       Net cash used in investing activities                                   (4,974)         (371)
                                                                             --------      --------
Financing activities:
   Proceeds from issuance of long-term debt                                       484             -
   Payments on long-term debt                                                    (557)       (1,513)
   Proceeds from issuance of common stock                                       -                87
   Proceeds from issuance of warrants and options                                 427            19
   Distributions to minority interests                                         (2,376)       (1,070)
   Proceeds from sale and payments for purchase of partnership
     interests, net                                                               (13)           69
                                                                             --------      --------
       Net cash used in financing activities                                   (2,035)       (2,408)
                                                                             --------      --------
Net increase in cash and cash equivalents                                       2,280         3,751
Cash and cash equivalents, beginning of period                                 14,919         9,721
                                                                             --------      --------
Cash and cash equivalents, end of period                                     $ 17,199      $ 13,472
                                                                             ========      ========

NON-CASH TRANSACTIONS:
   Common stock issued upon conversion of convertible debt                   $  -          $    334
   Liabilities assumed in acquisitions                                          1,080           435
   Capital lease obligations                                                       30            28

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                             $    102      $    180
   Income taxes paid                                                              318           208

         See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary Accounting Policies

   Description of Business - National Surgery Centers, Inc. and Subsidiaries (the "Company") acquires, develops and manages ambulatory surgery centers. Many of the Company's surgery centers are operated in partnership with physicians or other health care providers.

   Interim Financial Statements - The accompanying unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) have been made which are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. The interim statements presented herein do not include all disclosures normally provided in annual financial statements.

   Principles of Consolidation - The consolidated financial statements include all accounts of the Company and its wholly owned subsidiaries and majority owned partnerships or limited liability companies. All significant intercompany balances and transactions have been eliminated in consolidation.

   Investments in unconsolidated affiliates in which the Company owns 20% or more are accounted for using the equity method of accounting and other investments are stated at cost.

     The Company charges the operating centers a management fee based on the net revenues of the centers. These fees are to cover administrative, accounting and other support costs incurred by the Company. These management fees are eliminated in the consolidated financial statements except for the share allocated to minority interests.

   Revenue Recognition - Net revenue consists of charges by the Company's centers at established billing rates for services which generally include all fees for operating room, recovery room, supplies and medications. Net revenue is net of provisions for contractual adjustments and doubtful accounts.

   Excess of Purchase Price Over Net Assets Acquired ("Goodwill") and Long-Lived Assets - The value of goodwill acquired, including any arising from contingent payments based upon earnings and performance of the acquired business and the purchase of limited partners' ownership interest in majority owned partnerships, is generally amortized using a straight-line method over forty years. The Company believes that the life of the ambulatory surgery business and the delivery of such health care services is indeterminate and likely to exceed 40 years.

   The Company periodically evaluates whether events and circumstances subsequent to acquisition have occurred that would indicate that the remaining unamortized balance of goodwill may not be fully recoverable or that the remaining useful-life may warrant revision. When external factors indicate that the carrying value of goodwill may not be recoverable, the Company performs an analysis over the remaining life of the related assets to determine if the asset is impaired. Historically, impairment of goodwill has been measured by comparing discounted future cash flows to the net carrying value. If this analysis indicated that goodwill acquired was not fully recoverable, then the Company adjusted the carrying value to the estimated recoverable value.

   In addition, the Company assesses long-lived assets for impairment under Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

   Common Share Data - Basic income per common share and income per common and common equivalent share assuming dilution are computed using the weighted average number of shares outstanding. On a diluted basis, both income and the weighted average number of shares outstanding are adjusted for the incremental shares attributed to outstanding options and warrants and the conversion of convertible subordinated notes, when the effect of such items are dilutive.

   Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Accordingly, all references in these financial statements to earnings per share, diluted earnings per share and related weighted average shares have been restated to reflect adoption of SFAS No. 128. A reconciliation of the weighted average shares for basic and diluted shares outstanding is as follows:

                                                                  1998            1997
                                                                --------        --------
                                                                       (in thousands)
     Basic weighted average shares outstanding                     18,553         17,930
     Dilutive options and warrants                                    573            718
     Dilutive convertible debt                                          6             44
                                                                 --------       --------
     Diluted weighted average shares outstanding                   19,132         18,692
                                                                 ========       ========

NOTE 2 - Acquisitions

   Purchases - During February and March, 1998, the Company acquired one single-specialty surgery center and one multi-specialty center. The total cost was $11.3 million in cash which resulted in $9.9 million of the purchase price being recorded as goodwill. During 1997, the Company acquired six surgery centers and increased its ownership in one surgery center to a majority ownership. The following unaudited results of operations give effect to the operations of the entities acquired in the first quarter 1998 and during 1997 as if these respective transactions had occurred as of the first day of 1997. The pro forma results of operations do not purport to represent what the Company's results would have been had the transactions in fact occurred at the beginning of the periods presented or to project the Company's results of operations in any future period.

                                           Three Months Ended
                                                 March 31,
                                    -------------------------------
                                       1998                  1997
                                    ---------             ---------
                               (in thousands, except per share amounts)
Net revenue                         $  31,814             $  30,009
Net income                              3,790                 3,802
Per common share:
   Basic                            $    0.20             $   0.21
   Diluted                               0.20                 0.20

   The above pro forma operating results include adjustments to conform accounting policy of the acquired businesses for the amortization of certain intangible assets, interest expense, minority interests and provision for income taxes.

Subsequent Events

   On May 5, 1998, the Company and HEALTHSOUTH Corporation, a Delaware corporation whose common stock is traded on The New York Stock Exchange under the symbol "HRC," ("HEALTHSOUTH"), together with Field Acquisition Corporation, a wholly-owned subsidiary of HEALTHSOUTH ("Merger Sub"), entered into a Plan of Merger and Agreement (the "Merger Agreement") pursuant to which the Merger Sub will be merged with and into the Company (the "Merger"). The Merger Agreement provides upon consummation of the Merger (i) each share of the Company's common stock, $0.1 par value per share ("Company Common Stock"), will be converted into the right to receive shares of HEALTHSOUTH common stock, $.10 par value per share ("HEALTHSOUTH Common Stock"), valued at $30.50 per share of Company Common Stock, but not less than 0.8714 of a share of HEALTHSOUTH Common Stock or more than 1.1509 shares of HEALTHSOUTH common stock, and the Company will become a wholly-owned subsidiary of HEALTHSOUTH and (ii) all outstanding options to purchase the Company's Common Stock from the Company will be converted into options to purchase HEALTHSOUTH Common Stock. As of May 5, 1998, HEALTHSOUTH owned and operated or had rights to acquire approximately 210 ambulatory surgery centers.

   Consummation of the Merger is subject to (i) the approval of the Merger Agreement by the stockholders of the Company, (ii) the ability to account for the Merger as a pooling of interests, and (iii) other customary closing conditions. The Merger Agreement may be terminated prior to its consummation by any of the parties if the Merger is not consummated on or before November 30, 1998. The Merger Agreement also may be terminated prior to its consummation for a number of other reasons, including the following: (i) by mutual written consent of the Company and HEALTHSOUTH; (ii) by either the Company or HEALTHSOUTH if the necessary stockholder approval is not received; or (iii) by the Company if its Board of Directors determines in the exercise of its fiduciary duties under applicable law (a) not to recommend the Merger to the shareholders of Company Common Stock or shall have withdrawn such recommendation, (b) approved, recommended, or endorsed any merger, acquisition, or other business combination involving the Company or its subsidiaries, which constitutes a significant part of the consolidated assets of the Company (an "Acquisition Transaction"), other than the Merger, (c) resolved to do either of the foregoing. If the Merger Agreement is terminated pursuant to clause (iii) above and if an Acquisition Transaction occurs within one year thereafter, the Company must pay HEALTHSOUTH a fee of $15.0 million.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

   Certain statements set forth in this Form 10-Q, including trends in or expectations regarding the Company's operations, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to successful execution of internal performance and expansion plans, the impact of competition, the availability of financing, the volatility of interest rates and other risks detailed herein and in the Company's Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Overview

   The Company's consistent growth can be directly attributed to strong internal growth combined with the benefits from the acquisition and development of surgery centers. As of March 31, 1998, the Company operated a network of 40 surgery centers, including four centers in which the Company has a minority ownership position.

   During the first quarter of 1998, the Company continued to execute its strategy for growth by acquiring one multi-specialty surgery center and one single-specialty center.

   During 1997, some of the key activities included:

- Acquired six multi-specialty surgery centers and increased the Company's ownership from a minority to a majority position in one multi-specialty surgery center.
- Declared a 3-for-2 stock split for all holders of record of its common stock on August 15, 1997, which was effected as a stock dividend on August 29, 1997.
- Converted $1.3 million of its convertible notes into 110,229 shares of common stock and redeemed $24,000 principal of such notes.
-    Prepaid $1.2 million in debt.

   Because of the financial impact of the Company's recent acquisition and development of surgery centers and other financial related activities, it is difficult to make meaningful comparisons between the Company's financial statements for the fiscal years presented. In addition, due to the limited number of operating surgery centers, each additional center acquired or developed can affect the overall operating margin of the Company. Upon the acquisition of a surgery center, the Company has typically implemented certain steps to improve operating margins. The impact of such actions and of other activities to improve operating margins may not occur immediately. Consequently, the financial performance of an acquired surgery center may adversely affect overall operating margins in the near-term. As the Company makes additional surgery center acquisitions, the Company expects that this effect will be mitigated by the expanded financial base of existing surgery centers.

   The Company's principal source of revenue is a facility fee charged for surgical procedures performed in its surgery centers. This fee varies depending on the procedure performed, but usually includes all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include the charges of the patient's surgeon, anesthesiologist or other attending physicians, which are billed directly by such physicians. For those surgery centers providing extended recovery care, an additional fee is typically charged for an overnight stay. This fee generally includes a flat fee for post-operative care and may include itemized amounts for medications and other supplies.

   The Company receives payments for services rendered to patients from private insurers, HMOs, PPOs, the patients directly and governmental payors, including Medicare and Medicaid. In many instances, the Company has agreed with certain payors to provide services at discounted prices. The Company charges for services rendered on a fee-for-service basis and may in the future enter into capitation agreements with payors whereby the Company may share some of the financial risk of delivering health care services. The sources and amounts of the Company's revenues derived from its surgery centers are determined by a number of factors, including the number of patient procedures performed, the mix of patient procedures and the rates of reimbursement among payor categories. Generally, private insurance reimbursement is greater than HMO/PPO and Blue Cross/Blue Shield reimbursement which, in turn, is greater than Medicare and Medicaid reimbursement.

   Medicare part B provides for payment of facility fee for services furnished by Medicare certified ambulatory surgical centers in connection with designated covered surgical procedures. Each Medicare covered surgical procedure is assigned to a payment group. Currently, there are eight payment groups. The Health Care Financing Administration ("HCFA") assigns a base payment rate to each payment group, which rate remains until revised by HCFA. The Company understands that the number of payment groups and the base payment rates are currently under discussion and the Company is unable to predict the outcome of these discussions or its effect on the Company. Depending upon the nature and context of any regulatory action, if any, which is taken, the Company could experience a decrease in revenues from Medicare, which could have a material adverse change on the Company's business, financial condition, cash flows or results of operations.

Results of Operations

   The following table sets forth certain consolidated financial data as a percentage of net revenue for the periods indicated:

                                                                  Three Months Ended
                                                                        March 31,
                                                               ---------------------------
                                                                  1998             1997
                                                                 ------           ------
                                                               (percentage of net revenue)
Net revenue                                                       100.0%           100.0%
Costs and expenses:
   Operating expenses                                              60.3             64.4
   General and administrative expenses                              4.5              4.7
   Depreciation and amortization expense                            6.7              7.3
                                                                 ------           ------
     Total costs and expenses                                      71.5             76.4
                                                                 ------           ------
Operating income                                                   28.5             23.6
                                                                 ------           ------
Other (income) and expenses:
   Interest expense                                                 1.0              0.7
   Interest income                                                 (1.0)            (1.8)
   Minority interests                                               9.1              6.1
   Other, net                                                      (0.3)            (0.2)
                                                                 ------           ------
     Total other expenses                                           8.8              4.8
                                                                 ------           ------
Income before income taxes                                         19.7             18.8
Provision for income taxes                                          7.6              7.0
                                                                 ------           ------
Net income                                                         12.1%            11.8%
                                                                 ======           ======

Three Months Ended March 31, 1998 and 1997

   Net Revenue. Net revenue is net of provisions for contractual adjustments and doubtful accounts. Net revenue increased 40.3% to $31.0 million in 1998 from $22.1 million in 1997. Overall net revenue per case increased 11.3% to $1,011 in 1998 from $908 in 1997. Same center net revenue increased $1.6 million or 7.1% due to a 7.5% increase in cases to 26,180. Separately, same center net revenue per case for multi-specialty centers increased .6% to $1,025 and single-specialty endoscopy net revenue per case increased 3.8% to $522.

   Operating Expenses. Operating expenses include salaries and benefits, drugs and medical supplies, utilities, marketing, maintenance costs and rent expense of the centers. Operating expenses increased 31.3% to $18.7 million in 1998 from $14.2 million in 1997 primarily as a result of the addition of multi-specialty centers acquired since the first quarter of 1997. As a percentage of net revenue, operating expenses decreased to 60.3% in 1998 from 64.4% in 1997 as a result of continued expense efficiencies resulting from same-center growth and effects of recently acquired surgery centers.

   General and Administrative Expenses. General and administrative expenses include only corporate-level expenses and do not include any center-level administrative expenses. General and administrative expenses increased 33.2% to $1.4 million in 1998 from $1.0 million in 1997. As a percentage of net revenue, general and administrative expenses decreased slightly to 4.5% in 1998 from 4.7% in 1997.

   Depreciation and Amortization Expense. Depreciation and amortization expense increased 29.5% to $2.1 million in 1998 from $1.6 million in 1997. The increase in depreciation and amortization expense resulted primarily from the addition of centers acquired since the first quarter of 1997.

   Minority Interests. Minority interests include the limited partners' ownership share in the earnings (losses) of the operating center. Minority interests increased 110.0% to $2.8 million in 1998 from $1.3 million in 1997. The increase in minority interests resulted primarily from improved operating performance at existing surgery centers and the effects resulting from the acquisition of centers since the first quarter of 1997, which are operated in partnership with physicians.

   Provision for Income Taxes. Provision for income taxes increased to $2.4 million in 1998 from $1.6 million in 1997. The effective tax rate increased to 38.5% in 1998 from 37.3% in 1997 due primarily to the effects of lower tax-exempt interest earned during 1998 from cash, cash equivalents and short-term investments.

Seasonality

   The Company's business experiences some seasonality because patients have some degree of discretion in scheduling elective surgery. Accordingly, surgical procedures at the Company's centers are lower in the first and third quarter. The first quarter tends to be lower due to beginning of the year deductibles while the third quarter reflects the effects of vacations taken by both patients and physicians. Although the Company's growth and development of centers may obscure the effects of seasonality in the Company's financial results, the Company's first and third quarters generally reflect lower net revenue on a same center basis when compared to the Company's second and fourth quarters. For example, for the centers owned and operated during the entire twelve months of 1997, net revenue for the first, second, third and fourth quarters was 24.3%, 25.7%, 24.4% and 25.6% as a percentage of net revenue for the year.

Year 2000 Compliance

   The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Accordingly, such programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, transfer funds electronically, or engage in similar business activities. The Company has not developed any proprietary computer programs or systems which it uses which will require modification to avoid the Year 2000 Issue. However, the Company utilizes third party computer programs and software. Based on its recent assessment, management of the Company does not anticipate that any significant modification or replacement of the Company's computer programs or systems will be necessary for its computer systems to properly utilize dates beyond December 31, 1999 or that the Company will incur significant operating expenses to make any such computer system improvements. In addition, the Company continues to monitor the progress of the licensors of its computer programs and systems to ensure that such programs and systems will operate properly on and after January 1, 2000. The Company believes that most of the costs necessary to make its computer programs and systems Year 2000 compliant will be incurred in 1998 and will not have a material impact on the Company's operations or financial condition. The Company is not able to determine, however, whether any of its suppliers, lenders, or service providers will need to make any such computer program or system modifications or replacements or whether the failure to make such corrections will have an adverse effect on the Company's operations or financial conditions.

Liquidity and Capital Resources

   The Company's cash flow from operations increased to $9.3 million for the three months ended March 31, 1998 from $6.5 million in 1997. The Company's cash flow from operations combined with proceeds of $10.0 million from the sale of short-term investments were used primarily to finance acquisitions of $11.3 million, capital expenditures of $3.7 million and distributions to minority interests of $2.4 million.

   The Company expects that its principal use of funds in the near future will be in connection with acquisition and development of centers, working capital requirements and purchases of property and equipment. The Company expects that cash generated from operations and available credit borrowings will be adequate to provide for the Company's cash requirements for at least the next twelve months, unless the rate of acquisitions significantly increases beyond current expectations. No assurances can be given that such proceeds, cash and borrowings will be sufficient to provide for the Company's cash requirements beyond the next twelve months. At March 31, 1998, the Company had working capital of $39.0 million including cash, cash equivalents and short-term investments of $24.9 million, as compared to working capital of $46.2 million including cash, cash equivalents and short-term investments of $32.6 million at December 31, 1997.

   The Company has a bank loan agreement which provides for revolving loans of up to $60.0 million, to be used by the Company for funding acquisition or development of surgical services and related businesses. As of March 31, 1998, $60.0 million was available under the terms of the loan agreement. Borrowings under the loan agreement mature on November 17, 2000. The loan agreement provides for payment of interest only until maturity, at which time a balloon payment of outstanding principal is due. Borrowings under the loan agreement are denominated at the Company's option as either Eurodollar Tranches (loans bearing interest at a rate 0.625% above the Eurodollar Rate) or Base Rate Tranches (loans bearing interest at the lender prime rate or Federal Funds Rate plus 0.5%, whichever is greater), subject to adjustment in certain circumstances. Additionally, the loan agreement prohibits the payment of dividends or other distributions on the Company's common stock.

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


                         NATIONAL SURGERY CENTERS, INC.
                                  (REGISTRANT)


Date: May 14, 1998                            /s/ E. Timothy Geary
                                              ----------------------------
                                              E. Timothy Geary
                                              President and Chief
                                              Executive Officer




                                              /s/ Bryan S. Fisher
                                              ----------------------------
                                              Bryan S. Fisher
                                              Senior Vice President of Finance,
                                              Chief Financial Officer,
                                              Treasurer and Secretary

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





---------------------------------------

* Exhibits not listed are inapplicable.